Form 10-Q
period 2021-03-31
TCW Special Purpose Acquisition Corp.
filed 2021-05-14
CIK 1838219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-40107

TCW SPECIAL PURPOSE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-4391738
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

865 South Figueroa Street

Los Angeles, CA 90017

(Address of principal executive offices and zip code)

(213) 244-0000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	TSPQ.U	New York Stock Exchange

Class A common stock, par value $0.0001 per share	TSPQ	New York Stock Exchange

Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	TSPQ WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 12, 2021, there were 46,393,299 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 11,598,325 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

TCW SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$564,489	$—
Prepaid expenses	1,134,938	—
Total current assets	1,699,427	—
Deferred offering costs	—	80,390
Investments held in Trust Account	463,934,695	—
Total assets	$465,634,122	$80,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued offering costs	$428,275	$47,890
Accrued expenses	46,227	1,000
Franchise tax payable	49,315	—
Promissory note - related party	—	7,500
Total current liabilities	523,817	56,390
Warrant liabilities	33,785,805	—
Deferred underwriting fee payable	16,237,655	—
Total liabilities	50,547,277	56,390

Commitments and Contingencies
Class A common stock, $0.0001 par value, subject to possible redemption; 41,008,684 and no shares at redemption value at March 31, 2021 and December 31, 2020, respectively	410,086,840	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 5,384,615 and no shares issued and outstanding (excluding 41,008,684 and no shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	538	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 12,937,500 shares issued and outstanding at March 31, 2021 and December 31, 2020(1)	1,294	1,294
Additional paid-in capital	6,004,094	23,706
Accumulated deficit	(1,005,921)	(1,000)
Total stockholders’ equity	5,000,005	24,000
Total liabilities and stockholders’ equity	$465,634,122	$80,390

(1)	Included up to 1,687,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On March 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,393,299 Units (see Note 7). In April 2021, the remaining option expired. As a result, 1,339,175 shares of Class B common stock were forfeited (see Note 11).

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operating and formation costs	$99,216
Expensed offering costs	1,317,770
Franchise tax expense	49,315
Loss from operations	(1,466,301)
Interest income on Trust Account	1,705
Change in fair value of warrant liabilities	459,675
Net loss	$(1,004,921)

Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	41,008,684
Basic and diluted net earnings per share, Redeemable Class A Common Stock	$0.00
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	16,583,011
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Common Stock
	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	—	$—	12,937,500	$1,294	$23,706	$(1,000)	$24,000
Sale of 46,393,299 units in Initial Public Offering, less fair value of public warrants, net of offering costs	46,393,299	4,639	—	—	415,987,941	—	415,992,580
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	75,186	—	75,186
Class A common stock subject to possible redemption	(41,008,684)	(4,101)	—	—	(410,082,739)	—	(410,086,840)
Net loss	—	—	—	—	—	(1,004,921)	(1,004,921)
Balance at March 31, 2021	5,384,615	$538	12,937,500	$1,294	$6,004,094	$(1,005,921)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,004,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Expensed offering costs	1,317,770
Interest income on Trust Account	(1,705)
Change in fair value of warrant liabilities	(459,675)
Changes in operating assets and liabilities:
Prepaid expenses	(1,134,938)
Accrued expenses	45,227
Franchise tax payable	49,315
Net cash used in operating activities	(1,188,927)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(463,932,990)
Net cash used in investing activities	(463,932,990)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	165,058
Repayment of promissory note - related party	(172,558)
Advance from related party	922,339
Repayment of advance from related party	(922,339)
Proceeds from initial public offering, net of underwriter’s discount paid	454,654,330
Proceeds from sale of Private Placement Warrants	11,278,661
Payment of offering costs	(239,085)
Net cash provided by financing activities	465,686,406

Net Change in Cash	564,489
Cash - Beginning of Period	—
Cash - End of Period	$564,489

Supplemental disclosure of noncash investing and financing activities:
Class A common stock subject to possible redemption	$410,086,840
Initial classification of warrant liabilities	$34,245,480
Deferred underwriting fee payable	$16,237,655
Offering costs included in accrued offering costs	$380,385
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$80,390

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

TCW Special Purpose Acquisition Corp. (the “Company” or “TCW”) is a blank check company incorporated in Delaware on December 21, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from December 21, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on March 1, 2021. On March 4, 2021, the Company consummated the Initial Public Offering of 45,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $450,000,000, which is discussed in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,333,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to TCW Special Purpose Sponsor LLC (the “Sponsor”) generating gross proceeds of $11,000,000, which is described in Note 5.

Following the closing of the Initial Public Offering on March 4, 2021, an amount of $450,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

On March 4, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option. As such, on March 5, 2021, the Company consummated the sale of an additional 1,393,299 Units, at $10.00 per Unit, and the sale of an additional 185,774 Private Placement Warrants, at $1.50 per Private Placement Warrant, generating total gross proceeds of $14,211,651. A total of $13,932,990 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $463,932,990.

Transaction costs related to the issuances described above amounted to $26,216,175, consisting of $9,278,660 of cash underwriting fees, $16,237,655 of deferred underwriting fees and $699,860 of other costs. In addition, at March 31, 2021, $564,489 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its second amended and restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed to waive (i) redemption rights with respect to any Founder Shares and Public Shares held in connection with the completion of an initial Business Combination, (ii) redemption rights with respect to any Founder Shares and Public Shares held in connection with a stockholder vote to approve an amendment to an amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of Public Shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the Initial Public Offering or with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity and (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held if the Company fails to complete an initial Business Combination within 24 months from the closing of the Initial Public Offering or any extended period of time that the Company may have to consummate an initial Business Combination.

The Company will have until March 4, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of remaining stockholders and board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay the Company’s taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of March 31, 2021, the Company had $564,489 in cash held outside of the Trust Account and working capital of $1,175,610.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of $300,000 under an unsecured and non-interest bearing promissory note (see Note 6). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 15,000,000 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “Initial Public Offering”) and (ii) the 7,333,333 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the Initial Public Offering (together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815”), the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Initial Pulic Offering) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change.

In accordance with ASC Topic 340, Other Assets and Deferred Costs, as a result of the classification of the Warrants as derivative liabilities, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. The portion of offering costs that was expensed was determined based on the relative fair value of the Public Warrants and shares of Class A common stock included in the Units.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash.

The following tables summarize the effect of the revision on each financial statement line item as of the date indicated:

	As Previously Reported	Adjustment	As Revised
Balance Sheet as of March 4, 2021 (audited)
Warrant liabilities	$—	$33,276,670	$33,276,670
Total liabilities	17,281,245	33,276,670	50,557,915
Class A common stock subject to possible redemption	430,910,870	(33,276,670)	397,634,200
Class A common stock	191	333	524
Additional paid-in capital	5,006,048	1,274,783	6,280,831
Accumulated deficit	(7,529)	(1,275,116)	(1,282,645)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 3, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on March 4, 2021 and March 10, 2021. The interim results for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Investments Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of March 31, 2021 and December 31, 2020, 41,008,684 and no shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet, respectively.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes model (see Note 10).

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $26,216,175 as a result of the Initial Public Offering (consisting of a $9,278,660 underwriting fee, $16,237,655 of deferred underwriting fees and $699,860 of other offering costs). The Company recorded $24,898,405 of offering costs as a reduction of equity in connection with the shares of Class A common Stock included in the Units. The Company immediately expensed $1,317,770 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

Net Earnings (Loss) Per Share of Common Stock

Net earnings (loss) per share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the Warrants sold in the Public Offering and private placement to purchase an aggregate of 22,983,540 shares in the calculation of diluted loss per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of net earnings (loss) per share for common shares subject to possible redemption and applies the two-class method in calculating net earnings (loss) per share. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net earnings (loss) per common share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Class A Common Stock subject to possible redemption
Numerator: Earnings attributable to Class A Common Stock subject to possible redemption
Interest income on Trust Account	$1,509
Less: Interest available to be withdrawn for payment of taxes	(1,509)
Net earnings attributable to Class A Common Stock subject to possible redemption	$—

Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	41,008,684
Basic and diluted net earnings per share, Class A Common Stock subject to possible redemption	$0.00

Non-Redeemable Class A and Class B Common Stock
Numerator: Net loss minus net earnings
Net loss	$(1,004,921)
Less: Net earnings attributable to Class A Common Stock subject to possible redemption	—
Non-redeemable net loss	$(1,004,921)

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	16,583,011
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.06)

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts reflected in the balance sheet for cash, prepaid expenses and accrued offering costs approximate fair value due to their short-term nature.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

See Note 10 for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 46,393,299 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 1,393,299, at $10.00 per Unit, generating gross proceeds of $463,932,990. Each Unit consisted of one share of the Company’s Class A common stock, $0.0001 par value, and one-third of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,333,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant (for an aggregate purchase price of $11,000,000). On March 4, 2021, the underwriters notified the Company of their intention to exercise the over-allotment option in part, resulting in the Sponsor paying an aggregate of $278,661 in exchange for an additional 185,774 Private Placement Warrants. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In December 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 7,187,500 shares of Class B common stock (the “Founder Shares”). In January 2021, the Company effected a 1:1.20 stock split of Class B common stock, resulting in an aggregate of 8,625,000 shares of Class B common stock issued and outstanding. In February 2021, the Company effected a 1:1.33 stock split of Class B common stock, resulting in an aggregate of 11,500,000 shares of Class B common stock issued and outstanding. In March 2021, the Company effected a 1:1.125 stock split of Class B common stock, resulting in an aggregate of 12,937,500 shares of Class B common stock issued and outstanding. The Founder Shares include an aggregate of up to 1,687,500 shares subject to forfeiture, on a pro rata basis, to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On March 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,393,299 Units (see Note 7). In April 2021, the remaining portion of the over-allotment option expired. As a result, 1,339,175 shares of Class B common stock were forfeited (see Note 11).

The Sponsor has agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned, sold or released from escrow until the earlier of (a) one year after the completion of a Business Combination or (b) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after a Business Combination that results in all of the Company’s stockholders having the right to exchange their Class A common stock for cash, securities or other property. Notwithstanding the foregoing, if (i) the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 after the Business Combination or (ii) if the Company consummates a transaction after the Business Combination which results in the Company’s stockholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the lock-up.

Promissory Note - Related Party

On December 28, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company received proceeds of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note is non-interest bearing and is payable on the earlier of June 30, 2021 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $172,558 was repaid on March 9, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2021, $10,000 of expenses were incurred.

Advance from Related Party

On February 25, 2021, the Sponsor advanced $1,201,000 to the Company to cover the purchase of additional Private Placement Warrants if the over-allotment was exercised in full. On March 4, 2021, the underwriters notified the Company of their intention to exercise the over-allotment option in part. Upon the closing of the over-allotment, the Company utilized the advance from the Sponsor to issue an additional 185,774 Private Placement Warrants for an aggregate of $278,661. On March 9, 2021, the Company repaid the remaining advance from related party of $922,339.

NOTE 7. COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants) will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 6,750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On March 5, 2021 the underwriters purchased an additional 1,393,299 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $13,932,990 to the Company. In April 2021, the remaining portion of the underwriters’ over-allotment option expired (see Note 11).

The underwriters were paid a cash underwriting fee of $0.20 per Unit, or $9,278,660 in the aggregate. In addition, $0.35 per Unit, or $16,237,655 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8. WARRANTS

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable and the Company will not be obligated to issue a share of Class A common stock upon exercise of a warrant unless the share of Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants. The company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the value (as defined below) of the Company’s Class A common stock except as otherwise described below;

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

●	if, and only if, the closing price of the Company’s Class A common stock equals or exceeds $10.00 per Public Share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

●	if the closing price of the Company’s Class A common stock for any 20 trading days within a 30-trading day period ending three trading days before the Company sends notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The value of the Company’s Class A common stock shall mean the volume weighted average price of the Company’s Class A common stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. This redemption feature differs from the typical warrant redemption features used in other blank check offerings. The Company will provide its warrant holders with the final value no later than one business day after the 10 trading day period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per warrant (subject to adjustment).

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to its Sponsor or its affiliates, without taking into account any Founder Shares held by its Sponsors or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described above under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

At March 31, 2021, there were 15,464,433 Public Warrants and 7,519,107 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 5,384,615 and no shares of Class A common stock issued or outstanding, excluding 41,008,684 and no shares of Class A common stock subject to possible redemption, respectively.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 12,937,500 shares of Class B common stock issued and outstanding. In April 2021, the remaining portion of the underwriters’ over-allotment option expired. As a result, 1,339,175 shares of Class B common stock were forfeited (see Note 11).

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. Prior to an initial Business Combination, holders of Class B common stock will have the right to elect all of the Company’s directors and may remove members of the board of directors for any reason.

The Class B common stock will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of an initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with an initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

In January 2021, the Company effected a 1:1.20 stock split of Class B common stock, resulting in an aggregate of 8,625,000 shares of Class B common stock issued and outstanding. In February 2021, the Company effected a 1:1.33 stock split of Class B common stock, resulting in an aggregate of 11,500,000 shares of Class B common stock issued and outstanding. In March 2021, the Company effected a 1:1.125 stock split of Class B common stock, resulting in an aggregate of 12,937,500 shares of Class B common stock issued and outstanding.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$463,934,695	$463,934,695	$—	$—
Liabilities
Warrant liability – Public Warrants	$22,732,717	$—	$—	$22,732,717
Warrant liability – Private Placement Warrants	$11,053,088	$—	$—	$11,053,088

The Company utilizes a Monte Carlo simulation model to value the Public Warrants and a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2021.

The following table provides the significant unobservable inputs used in the Monte Carlo Simulation to measure the fair value of the Public Warrants:

	At March 4, 2021 (Initial Measurement)	As of March 31, 2021
Stock price	10.03	9.95
Strike price	11.50	11.50
Probability of completing a Business Combination	83.0%	83.0%
Expected life of the option to convert (in years)	6.6	6.5
Volatility	5.0% pre-merger / 23.5% post-merger	4.5% pre-merger / 23.5% post-merger
Risk-free rate	1.1%	1.3%
Fair value of warrants	1.49	1.47

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

The following table provides the significant unobservable inputs used in the Modified Black-Scholes model to measure the fair value of the Private Placement Warrants:

	At March 4, 2021 (Initial Measurement)	As of March 31, 2021
Stock price	10.03	9.95
Strike price	11.50	11.50
Probability of completing a Business Combination	83.0%	83.0%
Dividend yield	—%	—%
Remaining term (in years)	6.6	6.5
Volatility	20.1%	20.0%
Risk-free rate	1.1%	1.3%
Fair value of warrants	1.49	1.47

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement at March 4, 2021	10,926,670	22,350,000	33,276,670
Initial measurement of over-allotment warrants	276,805	692,005	968,810
Change in valuation inputs or other assumptions	(150,387)	(309,288)	(459,675)
Fair value as of March 31, 2021	$11,053,088	$22,732,717	$33,785,805

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $459,675 within change in fair value of warrant liabilities in the Statement of Operations during the three months ended March 31, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

The Company granted the underwriters a 45-day option to purchase up to 6,750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On March 5, 2021 the underwriters purchased an additional 1,393,299 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $13,932,990 to the Company. In April 2021, the remaining portion of the underwriters’ over-allotment option expired. As a result, 1,339,175 shares of Class B common stock were forfeited.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to TCW Special Purpose Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to TCW Special Purpose Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and Part II, Item 1A “Risk Factors” below. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on December 21, 2020 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the private placement of the Private Placement Warrants (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three months ended March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $1,004,921, which resulted from expensed offering costs of $1,317,770, operating and formation costs of $99,216 and franchise tax expense of $49,315, offset in part by a change in fair value of warrant liabilities of $459,675 and interest income on investments held in the Trust Account in the amount of $1,705.

Liquidity and Capital Resources

On March 4, 2021, we consummated an Initial Public Offering of 45,000,000 units (the “Units) generating gross proceeds to the Company of $450,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the private sale of 7,333,333 warrants to TCW Special Purpose Sponsor LLC at a purchase price of $1.50 per warrant (the “Private Placement Warrants”), generating gross proceeds of $11,000,000.

On March 4, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option. As such, on March 5, 2021, the Company consummated the sale of an additional 1,393,299 Units, at $10.00 per Unit, and the sale of an additional 185,774 Private Placement Warrants, at $1.50 per Private Placement Warrant, generating total gross proceeds of $14,211,651. A total of $13,932,990 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $463,932,990.

For the three months ended March 31, 2021, net cash used in operating activities was $1,188,927, which was due to our net loss of $1,004,921, a change in fair value of warrant liabilities of $459,675, interest income on investments held in the Trust Account of $1,705 and changes in working capital of $1,040,396, offset in part by expensed offering costs added back to net income of $1,317,770.

For the three months ended March 31, 2021, net cash used in investing activities of $463,932,990 was the result of the amount of net proceeds from the Initial Public Offering and the private placement sale of warrants being deposited to the Trust Account.

Net cash provided by financing activities for the three months ended March 31, 2021 of $465,686,406 was comprised of $454,654,330 in proceeds from the issuance of Units in the Initial Public Offering net of underwriter’s discount paid, $11,278,661 in proceeds from the issuance of warrants in a private placement to our Sponsor, and proceeds from the issuance of a promissory note to our Sponsor of $165,058, offset by the payment of $239,085 for offering costs associated with the Initial Public Offering and repayment of the outstanding balance on the promissory note to our Sponsor of $172,558.

As of March 31, 2021, we had cash of $564,489 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our Initial Public Offering and the sale of the private placement warrants and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants) will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 6,750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On March 5, 2021 the underwriters purchased an additional 1,393,299 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $13,932,990 to the Company. In April 2021, the remaining portion of the over-allotment option expired.

The underwriters were paid a cash underwriting fee of $0.20 per Unit, or $9,278,660 in the aggregate. In addition, $0.35 per Unit, or $16,237,655 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the Private Placement Warrants and the redeemable warrants (the “Public Warrants”) that were included in units issued by the Company in its Initial Public Offering (collectively, the “Warrants”) in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of March 31, 2021 and December 31, 2020, 41,008,684 and no shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

Net Earnings (Loss) Per Common Share

Net earnings (loss) per share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 22,983,540 shares in the calculation of diluted loss per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of net earnings (loss) per share for common shares subject to possible redemption and applies the two-class method in calculating net earnings (loss) per share. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Revision of Previously Issued Financial Statements

We revised our prior position on accounting for warrants and have provided an update to our March 4, 2021 financial statement to reclassify the Company’s warrants as described in Note 2 of the accompanying financial statements. However, the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the revision to the classification of the Warrants as liabilities in our financial statements, including our March 4, 2021 audited balance sheet, as described in Note 2 of the accompanying financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The risk factors disclosed in “Risk Factors” included in our final prospectus for our Initial Public Offering filed with the SEC on March 3, 2021 are hereby incorporated by reference. In addition, we identified the following additional risks.

Our Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our consolidated balance sheet as of March 31, 2021 are derivative liabilities related to embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 4, 2021, we consummated the initial public offering (the “IPO”) of 45,000,000 Units. On March 5, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option, we consummated the sale of an additional 1,393,299 Units. The Units sold in the IPO and partial exercise of over-allotment option were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $463,932,990. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-252775). The Securities and Exchange Commission declared the registration statement effective on March 1, 2021.

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 7,333,333 warrants (the “Private Placement Warrants”) to the Company’s sponsor, TCW Special Purpose Sponsor LLC, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $11,000,000. In connection with the closing of the purchase of the over-allotment units, the Company sold an additional 185,774 Private Placement Warrants to the sponsor at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $278,661. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants sold as part of the Units in the IPO, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants are not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the IPO including the over-allotment option and the Private Placement Warrants, $463,932,990 was placed in the Trust Account.

Transaction costs related to the IPO amounted to $26,216,175, consisting of $9,278,660 of cash underwriting fees, $16,237,655 of deferred underwriting fees and $699,860 of other costs.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of the Company. (1)
3.2	Bylaws. (1)
4.1	Warrant Agreement, dated March 1, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated March 1, 2021, among the Company, the Sponsor and the Company’s officers and directors. (1)
10.2	Investment Management Trust Agreement, dated March 1, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated March 1, 2021, among the Company, the Sponsor and certain other security holders party thereto. (1)
10.4	Private Placement Warrants Purchase Agreement, dated March 1, 2021, between the Company and the Sponsor. (1)
10.5	Administrative Services Agreement, dated March 1, 2021, between the Company and the Sponsor. (1)
10.6	Indemnity Agreement, dated March 1, 2021, between the Company and Joseph R. Shaposhnik. (1)
10.7	Indemnity Agreement, dated March 1, 2021, between the Company and Richard Villa. (1)
10.8	Indemnity Agreement, dated March 1, 2021, between the Company and Leo L. Chan. (1)
10.9	Indemnity Agreement, dated March 1, 2021, between the Company and Meredith Jackson. (1)
10.1	Indemnity Agreement, dated March 1, 2021, between the Company and Carol P. Lowe. (1)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 4, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCW Special Purpose Acquisition Corp.

Date: May 14, 2021	By:	/s/ Joseph R. Shaposhnik
Name: Joseph R. Shaposhnik
Title: Chief Executive Officer