Form 10-Q
period 2021-06-30
TCW Special Purpose Acquisition Corp.
filed 2021-08-10
CIK 1838219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 4, 2021, there were 46,393,299 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 11,598,325 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

TCW SPECIAL PURPOSE ACQUISITION CORP.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TCW SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$270,966	$—
Prepaid expenses	987,168	—
Total current assets	1,258,134	—
Deferred offering costs	—	80,390
Investments held in Trust Account	463,941,745	—
Total assets	$465,199,879	$80,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,335	$—
Accrued offering costs	179,100	47,890
Accrued expenses	367,447	1,000
Accrued expenses - related party	61,000	—
Franchise tax payable	99,178	—
Promissory note - related party	—	7,500
Total current liabilities	776,060	56,390
Warrant liabilities	21,909,554	—
Deferred underwriting fee payable	16,237,655	—
Total liabilities	38,923,269	56,390

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 42,127,660 and no shares at redemption value at June 30, 2021 and December 31, 2020, respectively	421,276,600	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 46,393,299 and no shares issued at June 30, 2021 and December 31, 2020, respectively; 4,265,639 and no shares outstanding (excluding 42,127,660 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	426	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 11,598,325 and 12,937,500 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively(1)	1,160	1,294
Additional paid-in capital	—	23,706
Retained earnings (accumulated deficit)	4,998,424	(1,000)
Total stockholders’ equity	5,000,010	24,000
Total liabilities and stockholders’ equity	$465,199,879	$80,390

(1)	Included up to 1,687,500 shares of Class B common stock subject to forfeiture at December 31, 2020 if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). On March 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,393,299 Units (see Note 6), leaving 1,339,175 shares of Class B common stock subject to forfeiture. In April 2021, the remaining option expired. As a result, 1,339,175 shares of Class B common stock were forfeited (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating and formation costs	$642,872	$742,088
Expensed offering costs	-	1,317,770
Franchise tax expense	50,663	99,978
Loss from operations	(693,535)	(2,159,836)
Interest income on investments held in Trust Account	7,049	8,754
Change in fair value of warrant liabilities	11,876,251	12,335,926
Net income	$11,189,765	$10,184,844

Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	41,008,684	41,369,838
Basic and diluted net earnings per share, Redeemable Class A Common Stock	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	16,982,940	14,742,426
Basic and diluted net income per share, Non-Redeemable Class A and Class B Common Stock	$0.66	$0.69

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2020	—	$—	12,937,500	$1,294	$23,706	$(1,000)	$24,000
Sale of 46,393,299 units in Initial Public Offering, less fair value of public warrants, net of offering costs	46,393,299	4,639	—	—	415,987,941	—	415,992,580
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	75,186	—	75,186
Class A common stock subject to possible redemption	(41,008,684)	(4,101)	—	—	(410,082,739)	—	(410,086,840)
Net loss	—	—	—	—	—	(1,004,921)	(1,004,921)
Balance - March 31, 2021	5,384,615	538	12,937,500	1,294	6,004,094	(1,005,921)	5,000,005
Forfeiture of Class B common stock	—	—	(1,339,175)	(134)	134	—	—
Measurement adjustment on redeemable common stock	(1,118,976)	(112)	—	—	(6,004,228)	(5,185,420)	(11,189,760)
Net income	—	—	—	—	—	11,189,765	11,189,765
Balance - June 30, 2021	4,265,639	$426	11,598,325	$1,160	$—	$4,998,424	$5,000,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$10,184,844
Adjustments to reconcile net loss to net cash used in operating activities:
Expensed offering costs	1,317,770
Interest income on Trust Account	(8,754)
Change in fair value of warrant liabilities	(12,335,926)
Changes in operating assets and liabilities:
Prepaid expenses	(987,168)
Accounts payable	69,335
Accrued expenses	366,447
Accrued expenses - related party	61,000
Franchise tax payable	99,178
Net cash used in operating activities	(1,233,274)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(463,932,990)
Net cash used in investing activities	(463,932,990)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	165,058
Repayment of promissory note - related party	(172,558)
Advance from related party	922,339
Repayment of advance from related party	(922,339)
Proceeds from initial public offering, net of underwriter’s discount paid	454,654,330
Proceeds from sale of Private Placement Warrants	11,278,661
Payment of offering costs	(488,261)
Net cash provided by financing activities	465,437,230

Net Change in Cash	270,966
Cash - Beginning of Period	—
Cash - End of Period	$270,966

Supplemental disclosure of noncash investing and financing activities:
Initial value of Class A common stock subject to possible redemption	$397,634,200
Change in value of Class A common stock subject to possible redemption	$23,642,400
Initial classification of Public Warrant liabilities	$23,042,005
Initial classification of Private Placement Warrant liabilities	$11,203,475
Deferred underwriting fee payable	$16,237,655
Offering costs included in accrued offering costs	$131,210
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$80,390
Forfeiture of Class B common stock	$134

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 21, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on March 1, 2021. On March 4, 2021, the Company consummated the Initial Public Offering of 45,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $450,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,333,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to TCW Special Purpose Sponsor LLC (the “Sponsor”) generating gross proceeds of $11,000,000, which is described in Note 4.

Following the closing of the Initial Public Offering on March 4, 2021, an amount of $450,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

Transaction costs related to the issuances described above amounted to $26,216,175, consisting of $9,278,660 of cash underwriting fees, $16,237,655 of deferred underwriting fees and $699,860 of other costs. In addition, at June 30, 2021, $270,966 of cash was held outside of the Trust Account and is available for working capital purposes.

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
JUNE 30, 2021

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its second amended and restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

The Company will have until March 4, 2023 to complete a Business Combination, which period can be extended to June 4, 2023 if an agreement in principle for a Business Combination is in place at March 4, 2023 (as so extended, the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of remaining stockholders and board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity

As of June 30, 2021, the Company had $270,966 in cash held outside of the Trust Account and working capital of $482,074.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of $300,000 under an unsecured and non-interest bearing promissory note (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account and proceeds available to the Company under the Working Capital Loan (as defined in Note 5).

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the Company’s business objectives and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on investments held in Trust Account in the accompanying condensed statements of operations. Interest income on these securities is included in interest income on investments held in Trust Account in the accompanying condensed statements of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of June 30, 2021 and December 31, 2020, 42,127,660 and no shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet, respectively.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes model (see Note 9).

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

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the Warrants sold in the Public Offering and private placement to purchase an aggregate of 22,983,540 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of net income per share for common shares subject to possible redemption and applies the two-class method in calculating net income per share. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance. Net income per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

The following table reflects the calculation of basic and diluted net earnings (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Class A Common Stock subject to possible redemption
Numerator: Earnings attributable to Class A Common Stock subject to possible redemption
Interest income on investments held in Trust Account	$6,231	$7,806
Less: Interest available to be withdrawn for payment of taxes	(6,231)	(7,806)
Net earnings attributable to Class A Common Stock subject to possible redemption	$-	$-
Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	41,008,684	41,369,838
Basic and diluted net earnings per share, Class A Common Stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Class A and Class B Common Stock
Numerator: Net income minus net earnings - Basic
Net income	$11,189,765	$10,184,844
Less: Net earnings attributable to Class A Common Stock subject to possible redemption	-	-
Non-redeemable net income - Basic	$11,189,765	$10,184,844
Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	16,982,940	14,742,426
Basic and diluted net income per share, Non-Redeemable Class A and Class B Common Stock	$0.66	$0.69

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

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

See Note 9 for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 46,393,299 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 1,393,299, at $10.00 per Unit, generating gross proceeds of $463,932,990. Each Unit consisted of one share of the Company’s Class A common stock, $0.0001 par value, and one-third of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In December 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 7,187,500 shares of Class B common stock (the “Founder Shares”). In January 2021, the Company effected a 1:1.20 stock split of Class B common stock, resulting in an aggregate of 8,625,000 shares of Class B common stock issued and outstanding. In February 2021, the Company effected a 1:1.33 stock split of Class B common stock, resulting in an aggregate of 11,500,000 shares of Class B common stock issued and outstanding. In March 2021, the Company effected a 1:1.125 stock split of Class B common stock, resulting in an aggregate of 12,937,500 shares of Class B common stock issued and outstanding. The Founder Shares include an aggregate of up to 1,687,500 shares subject to forfeiture, on a pro rata basis, to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On March 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,393,299 Units (see Note 6), leaving 1,339,175 shares of Class B common stock subject to forfeiture. In April 2021, the remaining portion of the over-allotment option expired. As a result, 1,339,175 shares of Class B common stock were forfeited.

The Sponsor has agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned, sold or released from escrow until the earlier of (a) one year after the completion of a Business Combination or (b) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after a Business Combination that results in all of the Company’s stockholders having the right to exchange their Class A common stock for cash, securities or other property. Notwithstanding the foregoing, if (i) the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (ii) if the Company consummates a transaction after the Business Combination which results in the Company’s stockholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the lock-up.

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

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

On June 17, 2021, the Company entered into a $2,000,000 Working Capital Loan with TCW Asset Management Company LLC, an affiliate of the Sponsor. The Working Capital Loan bears no interest and is payable upon the consummation of the initial Business Combination or the winding up of the Company. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

As of June 30, 2021, the Company had not drawn any amount on the Working Capital Loan.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Under this agreement, $30,000 and $40,000 of expenses were incurred during the three and six months ended June 30, 2021, respectively. As of June 30, 2021, $40,000 related to this agreement is recorded in accrued expenses - related party on the condensed balance sheet.

Accrued Expenses - Related Party

In addition to the $40,000 related to the administrative support agreement discussed above, the Sponsor paid $21,000 of operating expenses on behalf of the Company, which is also included in accrued expenses - related party on the condensed balance sheet.

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

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. WARRANTS

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants. The company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

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

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

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

At June 30, 2021, there were 15,464,433 Public Warrants and 7,519,107 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 46,393,299 and no shares of Class A common stock issued and 4,265,639 and no shares outstanding, excluding 42,127,660 and no shares of Class A common stock subject to possible redemption, respectively.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 11,598,325 and 12,937,500 shares of Class B common stock issued and outstanding, respectively.

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

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law. Prior to an initial Business Combination, holders of Class B common stock will have the right to elect all of the Company’s directors and may remove members of the board of directors for any reason.

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

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Assets
Investments held in Trust Account:
Money Market investments	$463,941,745	$463,941,745	$—	$—
Liabilities
Warrant liability – Public Warrants	$14,691,211	$14,691,211	$—	$—
Warrant liability – Private Placement Warrants	$7,218,343	$—	$—	$7,218,343

The Company utilized a Monte Carlo simulation model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker TSPQ WS. The quoted price of the Public Warrants was $0.95 per warrant as of June 30, 2021.

The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement Warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in June 2021 after the Public Warrants were separately listed and traded.

The following table provides the significant unobservable inputs used in the Monte Carlo Simulation to measure the fair value of the Public Warrants:

At March 4, 2021 (Initial Measurement)
Stock price	$10.03
Strike price	$11.50
Probability of completing a Business Combination	83.0%
Expected life of the option to convert (in years)	6.6
Volatility	5.0% pre-merger / 23.5% post-merger
Risk-free rate	1.1%
Fair value of warrants	$1.49

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

The following table provides the significant unobservable inputs used in the Modified Black-Scholes model to measure the fair value of the Private Placement Warrants:

	At March 4, 2021 (Initial Measurement)	As of June 30, 2021
Stock price	$10.03	$9.97
Strike price	$11.50	$11.50
Probability of completing a Business Combination	83.0%	100.0%
Dividend yield	—%	—%
Remaining term (in years)	6.6	5.9
Volatility	20.1%	13.4%
Risk-free rate	1.1%	1.0%
Fair value of warrants	$1.49	$0.96

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2020	$—
Initial measurement at March 4, 2021	33,276,670
Initial measurement of over-allotment warrants	968,810
Change in fair value	(459,675)
Fair value as of March 31, 2021	33,785,805
Transfer of Public Warrants to Level 1 measurement	(22,732,717)
Change in fair value	3,834,745
Fair value as of June 30, 2021	$7,218,343

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $11,876,251 and $12,335,926 within change in fair value of warrant liabilities in the Condensed Statement of Operations during the three and six months ended June 30, 2021, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the six month period ended June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net income of $11,189,765, which resulted from a gain on the change in fair value of warrant liabilities of $11,876,251 and interest income on investments held in the Trust Account in the amount of $7,049, partially offset by operating and formation costs of $642,872 and franchise tax expense of $50,663.

For the six months ended June 30, 2021, we had net income of $10,184,844, which resulted from a gain on the change in fair value of warrant liabilities of $12,335,926 and interest income on investments held in the Trust Account in the amount of $8,754, partially offset by expensed offering costs of $1,317,770, operating and formation costs of $742,088 and franchise tax expense of $99,978.

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

For the six months ended June 30, 2021, net cash used in operating activities was $1,233,274, which was due to non-cash adjustments to net income related to a change in fair value of warrant liabilities of $12,335,926, interest income on investments held in the Trust Account of $8,754, and changes in working capital of $391,208, partially offset by net income of $10,184,844 and expensed offering costs added back to net income of $1,317,770.

For the six months ended June 30, 2021, net cash used in investing activities of $463,932,990 was the result of the amount of net proceeds from the Initial Public Offering and the private placement sale of warrants being deposited to the Trust Account.

Net cash provided by financing activities for the six months ended June 30, 2021 of $465,437,230 was comprised of $454,654,330 in proceeds from the issuance of Units in the Initial Public Offering net of underwriter’s discount paid, $11,278,661 in proceeds from the issuance of warrants in a private placement to our Sponsor, proceeds from the advance from a related party of $922,339 and proceeds from the issuance of a promissory note to our Sponsor of $165,058, offset by the repayment of advance to a related party of $922,339, payment of $488,261 for offering costs associated with the Initial Public Offering and repayment of the outstanding balance on the promissory note to our Sponsor of $172,558.

As of June 30, 2021, we had cash of $270,966 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”).

On June 17, 2021, we entered into a $2,000,000 Working Capital Loan with TCW Asset Management Company LLC, an affiliate of our Sponsor. The Working Capital Loan bears no interest and is payable upon the consummation of the initial Business Combination or the winding up of the Company. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

As of June 30, 2021, we had not drawn any amount on the Working Capital Loan.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 6,750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On March 5, 2021 the underwriters purchased an additional 1,393,299 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $13,932,990 to the Company. In April 2021, the remaining portion of the over-allotment option expired. As a result 1,339,175 shares of Class B common stock were forfeited.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of June 30, 2021 and December 31, 2020, 42,127,660 and no shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net rincome by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 22,983,540 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

Our statement of operations includes a presentation of net income per share for common shares subject to possible redemption and applies the two-class method in calculating net income per share. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance. Net income per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The risk factors disclosed in “Risk Factors” included in our final prospectus for our Initial Public Offering filed with the SEC on March 3, 2021 and our Quarterly Report for the quarterly period ended March 31, 2021 filed on Form 10-Q with the SEC on May 14, 2021 are hereby incorporated by reference.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of the Company. (1)
3.2	Bylaws. (1)
4.1	Warrant Agreement, dated March 1, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Promissory Note dated June 17, 2021 with TCW Asset Management Company LLC. (2)
10.2	Indemnity Agreement, dated March 1, 2021, between the Company and David Rye. (2)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 4, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 17, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCW Special Purpose Acquisition Corp.

Date: August 10, 2021	By:	/s/ Joseph R. Shaposhnik
		Name:	Joseph R. Shaposhnik
		Title:	Chief Executive Officer