Form 10-Q
period 2021-09-30
TCW Special Purpose Acquisition Corp.
filed 2021-11-19
CIK 1838219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 17, 2021, there were 46,393,299 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 11,598,325 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

TCW SPECIAL PURPOSE ACQUISITION CORP.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

TCW SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$185,103	$—
Prepaid expenses	844,170	—
Total current assets	1,029,273	—
Deferred offering costs	—	80,390
Investments held in Trust Account	463,948,872	—
Total assets	$464,978,145	$80,390

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$67,933	$—
Accrued offering costs	179,100	47,890
Accrued expenses	496,676	1,000
Accrued expenses - related party	70,000	—
Franchise tax payable	148,789	—
Promissory note - related party	—	7,500
Total current liabilities	962,498	56,390
Warrant liabilities	14,324,986	—
Deferred underwriting fee payable	16,237,655	—
Total liabilities	31,525,139	56,390

Commitments and Contingencies (Note 7)
Class A common stock, $0.0001 par value, subject to possible redemption; 46,393,299 and no shares at redemption value at September 30, 2021 and December 31, 2020, respectively	463,932,990	—

Stockholders’ Equity/(Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 46,393,299 and no shares issued at September 30, 2021 and December 31, 2020, respectively; no shares outstanding (excluding 46,393,299 and no shares subject to possible redemption at September 30, 2021 and December 31, 2020, respectively)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 11,598,325 and 12,937,500 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively(1)	1,160	1,294
Additional paid-in capital	—	23,706
Accumulated deficit	(30,481,144)	(1,000)
Total stockholders’ equity/(deficit)	(30,479,984)	24,000
Total liabilities and stockholders’ equity/(deficit)	$464,978,145	$80,390

(1)	Included up to 1,687,500 shares of Class B common stock subject to forfeiture at December 31, 2020 if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). On March 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,393,299 Units (see Note 7), leaving 1,339,175 shares of Class B common stock subject to forfeiture as of March 31, 2021. In April 2021, the remaining option expired. As a result, 1,339,175 shares of Class B common stock were forfeited (see Note 9).

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operating and formation costs	$365,689	$1,107,777
Expensed offering costs	—	1,317,770
Franchise tax expense	49,611	149,589
Loss from operations	(415,300)	(2,575,136)
Interest income on investments held in Trust Account	7,128	15,882
Change in fair value of warrant liabilities	7,584,568	19,920,494
Net income	$7,176,396	$17,361,240

Basic and diluted weighted average shares outstanding, Class A common stock	46,393,299	35,682,049
Basic and diluted net income per share, Class A common stock	$0.12	$0.37
Basic and diluted weighted average shares outstanding, Class B common stock	11,598,325	11,516,666
Basic and diluted net income per share, Class B common stock	$0.12	$0.37

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

							Total
	Common Stock				Additional		Stockholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	—	$—	12,937,500	$1,294	$23,706	$(1,000)	$24,000
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	75,186	—	75,186
Remeasurement of Class A common stock to redemption amount (Restated - see Note 2)	—	—	—	—	(98,892)	(47,841,518)	(47,940,410)
Net loss	—	—	—	—	—	(1,004,921)	(1,004,921)
Balance - March 31, 2021 (Restated - see Note 2)	—	—	12,937,500	1,294	—	(48,847,439)	(48,846,145)
Forfeiture of Class B common stock	—	—	(1,339,175)	(134)	—	134	—
Net income	—	—	—	—	—	11,189,765	11,189,765
Balance - June 30, 2021 (Restated - see Note 2)	—	—	11,598,325	1,160	—	(37,657,540)	(37,656,380)
Net income	—	—	—	—	—	7,176,396	7,176,396
Balance - September 30, 2021	—	$—	11,598,325	$1,160	$—	$(30,481,144)	$(30,479,984)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$17,361,240
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	1,317,770
Interest income on Trust Account	(15,882)
Change in fair value of warrant liabilities	(19,920,494)
Changes in operating assets and liabilities:
Prepaid expenses	(844,170)
Accounts payable	67,933
Accrued expenses	495,676
Accrued expenses - related party	70,000
Franchise tax payable	148,789
Net cash used in operating activities	(1,319,138)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(463,932,990)
Net cash used in investing activities	(463,932,990)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	165,058
Repayment of promissory note - related party	(172,558)
Advance from related party	922,339
Repayment of advance from related party	(922,339)
Proceeds from initial public offering, net of underwriter’s discount paid	454,654,330
Proceeds from sale of Private Placement Warrants	11,278,661
Payment of offering costs	(488,260)
Net cash provided by financing activities	465,437,231

Net Change in Cash	185,103
Cash - Beginning of Period	—
Cash - End of Period	$185,103

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A common stock subject to redemption to redemption value	$47,940,410
Deferred underwriting fee payable	$16,237,655
Offering costs included in accrued offering costs	$131,210
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$80,390
Forfeiture of Class B common stock	$134

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 21, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering and non-operating income or expense in the form of changes in the fair value of warrant liabilities.

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

Following the closing of the Initial Public Offering on March 4, 2021, an amount of $450,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

Transaction costs related to the issuances described above amounted to $26,216,175, consisting of $9,278,660 of cash underwriting fees, $16,237,655 of deferred underwriting fees and $699,860 of other costs. In addition, at September 30, 2021, $185,103 of cash was held outside of the Trust Account and is available for working capital purposes.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

Liquidity

As of September 30, 2021, the Company had $185,103 in cash held outside of the Trust Account and working capital of $66,775.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of $300,000 under an unsecured and non-interest bearing promissory note (see Note 6). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account and proceeds available to the Company under the Working Capital Loan (as defined in Note 6).

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

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its historical financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be presented outside of permanent equity.

The reclassification of amounts from permanent equity to temporary equity result in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between Class A and Class B shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, Class A and Class B shares share pro rata in the income and losses of the Company.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	June 30, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Balance Sheet (unaudited)
Class A common stock subject to possible redemption	$421,276,600	$42,656,390	$463,932,990
Class A common stock	$426	$(426)	$—
Retained earnings (accumulated deficit)	$4,998,424	$(42,655,964)	$(37,657,540)
Total stockholders’ equity (deficit)	$5,000,010	$(42,656,390)	$(37,656,380)
Condensed Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	41,008,684	5,384,615	46,393,299
Basic and diluted net income per share, Class A common stock	$0.00	$0.19	$0.19
Basic and diluted weighted average shares outstanding, Class B common stock (1)	16,982,940	(5,384,615)	11,598,325
Basic and diluted net income per share, Class B common stock	$0.66	$(0.47)	$0.19
Condensed Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	41,369,838	(11,132,181)	30,237,657
Basic and diluted net income per share, Class A common stock	$0.00	$0.24	$0.24
Basic and diluted weighted average shares outstanding, Class B common stock (1)	14,742,426	(3,267,266)	11,475,160
Basic and diluted net income per share, Class B common stock	$0.69	$(0.45)	$0.24
Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (unaudited)
Measurement adjustment on redeemable common stock	$(11,189,760)	$11,189,760	$—
Condensed Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Supplemental disclosures of non-cash investing and financing activities
Initial value of Class A common stock subject to possible redemption	$397,634,200	$(397,634,200)	$—
Change in value of Class A common stock subject to possible redemption	$23,642,400	$(23,642,400)	$—
Remeasurement of Class A common stock to redemption amount	$—	$47,940,410	$47,940,410

(1)	Prior to the change in presentation for the Class A common stock subject to possible redemption, the Company applied a two class method of earnings per share, allocating net income between redeemable Class A common stock and non-redeemable Class A and Class B common stock. As such, a portion of the Class A common stock was included in the weighted average shares outstanding of Class B common stock in the As Previously Reported balances.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

	March 31, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Balance Sheet (unaudited)
Class A common stock subject to possible redemption	$410,086,840	$53,846,150	$463,932,990
Class A common stock	$538	$(538)	$—
Additional paid-in capital	$6,004,094	$(6,004,094)	$—
Accumulated deficit	$(1,005,921)	$(47,841,518)	$(48,847,439)
Total stockholders’ equity (deficit)	$5,000,005	$(53,846,150)	$(48,846,145)
Condensed Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	41,008,684	(27,106,175)	13,902,509
Basic and diluted net loss per share, Class A common stock	$0.00	$(0.04)	$(0.04)
Basic and diluted weighted average shares outstanding, Class B common stock (1)	16,583,011	(5,232,384)	11,350,627
Basic and diluted net loss per share, Class B common stock	$(0.06)	$0.02	$(0.04)
Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 (unaudited)
Sale of 46,393,299 units in Initial Public Offering, less fair value of public warrants, net of offering costs	$415,992,580	$(415,992,580)	$—
Class A common stock subject to possible redemption	$(410,086,840)	$410,086,840	$—
Remeasurement of Class A common stock to redemption amount	$—	$(47,940,410)	$(47,940,410)
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Supplemental disclosures of non-cash investing and financing activities
Class A common stock subject to possible redemption	$410,086,840	$(410,086,840)	$—
Remeasurement of Class A common stock to redemption amount	$—	$47,940,410	$47,940,410

(1)	Prior to the change in presentation for the Class A common stock subject to possible redemption, the Company applied a two class method of earnings per share, allocating net income between redeemable Class A common stock and non-redeemable Class A and Class B common stock. As such, a portion of the Class A common stock was included in the weighted average shares outstanding of Class B common stock in the As Previously Reported balances.

	March 4, 2021
	As Previously Reported	Adjustments	As Restated
Balance Sheet
Class A common stock subject to possible redemption	$397,634,200	$52,365,800	$450,000,000
Class A common stock	$524	$(524)	$—
Additional paid-in capital	$6,280,831	$(6,280,831)	$—
Accumulated deficit	$(1,282,645)	$(46,084,445)	$(47,367,090)
Total stockholders’ equity (deficit)	$5,000,004	$(52,365,800)	$(47,365,796)

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Investments Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

All of the 46,393,299 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

As of September 30, 2021, the Class A common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$463,932,990
Less:
Proceeds allocated to Public Warrants	(23,042,005)
Issuance costs allocated to Class A common stock	(24,898,405)
Plus:
Remeasurement of carrying value to redemption value	47,940,410
Class A common stock subject to possible redemption	$463,932,990

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $26,216,175 as a result of the Initial Public Offering (consisting of a $9,278,660 underwriting fee, $16,237,655 of deferred underwriting fees and $699,860 of other offering costs). The Company recorded $24,898,405 of offering costs as a reduction of temporary equity in connection with the shares of Class A common stock included in the Units. The Company immediately expensed $1,317,770 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The remeasurement of Class A common stock subject to redemption to redemption value is excluded from the earnings per share as the redemption value approximates fair value. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 22,983,540 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$5,741,117	$1,435,279	$13,125,031	$4,236,209
Denominator:
Basic and diluted weighted average shares outstanding	46,393,299	11,598,325	35,682,049	11,516,666
Basic and diluted net income per share	$0.12	$0.12	$0.37	$0.37

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

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The carrying amounts reflected in the balance sheet for current assets and current liabilities approximate fair value due to their short-term nature.

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 46,393,299 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 1,393,299, at $10.00 per Unit, generating gross proceeds of $463,932,990. Each Unit consisted of one share of the Company’s Class A common stock, $0.0001 par value, and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 8).

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

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In December 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 7,187,500 shares of Class B common stock (the “Founder Shares”). In January 2021, the Company effected a 1:1.20 stock split of Class B common stock, resulting in an aggregate of 8,625,000 shares of Class B common stock issued and outstanding. In February 2021, the Company effected a 1:1.33 stock split of Class B common stock, resulting in an aggregate of 11,500,000 shares of Class B common stock issued and outstanding. In March 2021, the Company effected a 1:1.125 stock split of Class B common stock, resulting in an aggregate of 12,937,500 shares of Class B common stock issued and outstanding. The Founder Shares included an aggregate of up to 1,687,500 shares subject to forfeiture, on a pro rata basis, to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On March 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,393,299 Units (see Note 7), leaving 1,339,175 shares of Class B common stock subject to forfeiture as of March 31, 2021. In April 2021, the remaining portion of the over-allotment option expired. As a result, 1,339,175 shares of Class B common stock were forfeited.

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

Promissory Note - Related Party

On December 28, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company received proceeds of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of June 30, 2021 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $172,558 was repaid on March 9, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”).

On June 17, 2021, the Company entered into a $2,000,000 Working Capital Loan with TCW Asset Management Company LLC (“TAMCO”), an affiliate of the Sponsor. The Working Capital Loan bears no interest and is payable upon the consummation of the initial Business Combination or the winding up of the Company. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

As of September 30, 2021, the Company had not drawn any amount on the Working Capital Loan.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Under this agreement, $30,000 and $70,000 of expenses were incurred during the three and nine months ended September 30, 2021, respectively, and are included in operating and formation costs in the condensed statements of operations. As of September 30, 2021, $70,000 related to this agreement is recorded in accrued expenses - related party on the condensed balance sheet.

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

Financial Advisory Agreement

On August 9, 2021, the Company entered into an agreement with TAMCO, an affiliate of the Sponsor, to provide strategic advice and assistance to the Company in connection with a Business Combination, including providing assistance in connection with the financing of the Business Combination. As consideration for the services to be rendered, the Company has agreed to pay TAMCO (a) a transaction fee equal to 50% of the aggregate merger & acquisition financial advisory fees paid or payable in connection with a Business Combination, payable at or promptly following the closing of a Business Combination; and (b) a placement fee equal to 20% of the aggregate placement fees paid or payable in connection with any Private Investment in Public Equity (“PIPE”) financing raised as part of a Business Combination, payable at or promptly following the closing of a Business Combination. In addition to such fees, the Company will reimburse TAMCO for TAMCO’s reasonable, documented and customary out-of-pocket expenses (including reasonable legal and other professional fees, expenses and disbursements) incurred in connection with the services to be provided by TAMCO, up to an amount not to exceed $50,000. If the Company does not complete a Business Combination within the Combination Period, neither the Company nor TAMCO shall have any liability or continuing obligation to the other party except for any fees accrued and expenses incurred by TAMCO. There are no costs accrued under the advisory agreement as of September 30, 2021.

Contingent Warrants

On July 12, 2021, the board of directors approved a contract to issue 100,000 warrants to a person affiliated with the Company. The warrant issuance is contingent upon the Company’s completion of a Business Combination. Accordingly, no expense has been recorded as of September 30, 2021.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

At September 30, 2021, there were 15,464,433 Public Warrants and 7,519,107 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. There was no change in the classification of warrant liabilities as of September 30, 2021.

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 46,393,299 and no shares of Class A common stock issued and outstanding, including 46,393,299 and no shares of Class A common stock subject to possible redemption, respectively.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 11,598,325 and 12,937,500 shares of Class B common stock issued and outstanding, respectively.

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

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets
Investments held in Trust Account:
Money Market investments	$463,948,872	$463,948,872	$—	$—
Liabilities
Warrant liability – Public Warrants	$9,587,948	$9,587,948	$—	$—
Warrant liability – Private Placement Warrants	$4,737,038	$—	$—	$4,737,038

The Company utilized a Monte Carlo simulation model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants beginning April 21, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker TSPQ WS. The quoted price of the Public Warrants was $0.62 per warrant as of September 30, 2021.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of June 30, 2021 after the Public Warrants were separately listed and traded, as described above.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The following table provides the significant unobservable inputs used in the Monte Carlo Simulation to measure the fair value of the Public Warrants at issuance:

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

The following table provides the significant unobservable inputs used in the Modified Black-Scholes model to measure the fair value of the Private Placement Warrants:

	At March 4, 2021 (Initial Measurement)	As of September 30, 2021
Stock price	$10.03	$9.78
Strike price	$11.50	$11.50
Dividend yield	—%	—%
Remaining term (in years)	6.6	5.7
Volatility	20.1%	10.9%
Risk-free rate	1.1%	1.1%
Fair value of warrants	$1.49	$0.63

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of December 31, 2020	$—
Initial measurement at March 4, 2021	33,276,670
Initial measurement of over-allotment warrants	968,810
Change in fair value	(459,675)
Fair value as of March 31, 2021	33,785,805
Transfer of Public Warrants to Level 1 measurement	(22,732,717)
Change in fair value	(3,834,745)
Fair value as of June 30, 2021	7,218,343
Change in fair value	(2,481,305)
Fair value as of September 30, 2021	$4,737,038

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $7,584,568 and $19,920,494 within change in fair value of warrant liabilities in the Condensed Statements of Operations during the three and nine months ended September 30, 2021, respectively.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the nine months ended September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $7,176,396, which resulted from a gain on the change in fair value of warrant liabilities of $7,584,568 and interest income on investments held in the trust account in the amount of $7,128, partially offset by operating and formation costs of $365,689 and franchise tax expense of $49,611.

For the nine months ended September 30, 2021, we had net income of $17,361,240, which resulted from a gain on the change in fair value of warrant liabilities of $19,920,494 and interest income on investments held in the trust account in the amount of $15,882, partially offset by expensed offering costs of $1,317,770, operating and formation costs of $1,107,777 and franchise tax expense of $149,589.

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

On March 4, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option. As such, on March 5, 2021, the Company consummated the sale of an additional 1,393,299 Units, at $10.00 per Unit, and the sale of an additional 185,774 Private Placement Warrants, at $1.50 per Private Placement Warrant, generating total gross proceeds of $14,211,651. A total of $13,932,990 of the net proceeds was deposited into a trust account, bringing the aggregate proceeds held in the trust account to $463,932,990.

For the nine months ended September 30, 2021, net cash used in operating activities was $1,319,138, which was due to non-cash adjustments to net income related to a change in fair value of warrant liabilities of $19,920,494, interest income on investments held in the trust account of $15,882, and changes in working capital of $61,772, partially offset by net income of $17,361,240 and expensed offering costs added back to net income of $1,317,770.

For the nine months ended September 30, 2021, net cash used in investing activities of $463,932,990 was the result of the amount of net proceeds from the Initial Public Offering and the private placement sale of warrants being deposited to the trust account.

Net cash provided by financing activities for the nine months ended September 30, 2021 of $465,437,231 was comprised of $454,654,330 in proceeds from the issuance of Units in the Initial Public Offering net of underwriter’s discount paid, $11,278,661 in proceeds from the issuance of warrants in a private placement to our Sponsor, proceeds from the advance from a related party of $922,339 and proceeds from the issuance of a promissory note to our Sponsor of $165,058, partially offset by the repayment of advance to a related party of $922,339, payment of $488,260 for offering costs associated with the Initial Public Offering and repayment of the outstanding balance on the promissory note to our Sponsor of $172,558.

As of September 30, 2021, we had cash of $185,103 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”).

On June 17, 2021, we entered into a $2,000,000 Working Capital Loan with TCW Asset Management Company LLC, an affiliate of our Sponsor. The Working Capital Loan bears no interest and is payable upon the consummation of the initial Business Combination or the winding up of the Company. The Working Capital Loan would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loan would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan.

As of September 30, 2021, we had not drawn any amount on the Working Capital Loan.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Financial Advisory Agreement

On August 9, 2021, the Company entered into an agreement with TCW Asset Management Company LLC (“TAMCO”), an affiliate of the Sponsor, to provide strategic advice and assistance to the Company in connection with a Business Combination, including providing assistance in connection with the financing of the Business Combination. As consideration for the services to be rendered, the Company has agreed to pay TAMCO (a) a 24 transaction fee equal to 50% of the aggregate merger & acquisition financial advisory fees paid or payable in connection with a Business Combination, payable at or promptly following the closing of a Business Combination; and (b) a placement fee equal to 20% of the aggregate placement fees paid or payable in connection with any Private Investment in Public Equity (“PIPE”) financing raised as part of a Business Combination, payable at or promptly following the closing of a Business Combination. In addition to such fees, the Company will reimburse TAMCO for TAMCO’s reasonable, documented and customary out-of-pocket expenses (including reasonable legal and other professional fees, expenses and disbursements) incurred in connection with the services to be provided by TAMCO, up to an amount not to exceed $50,000. If the Company does not complete a Business Combination within the Combination Period, neither the Company nor TAMCO shall have any liability or continuing obligation to the other party except for any fees accrued and expenses incurred by TAMCO. There are no costs accrued under the advisory agreement as of September 30, 2021.

Contingent Warrants

On July 12, 2021, the board of directors approved a contract to issue 100,000 warrants to a person affiliated with the Company. The warrant issuance is contingent upon the Company’s completion of a Business Combination. Accordingly, no expense has been recorded as of September 30, 2021.

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

Common stock subject to possible redemption

All of the 46,393,299 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such shares of Class A common stock in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with our business combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Common Share

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of this Form 10-Q, we revised our prior position on accounting for redeemable common stock. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its March 4, 2021, March 31, 2021, and June 30, 2021 financial statements to reclassify the Company’s redeemable common stock, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021.

Management concluded that a material weakness in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the restatement of the Company’s audited financial statement as of March 4, 2021 and unaudited financial statements as of and for the periods ended March 31, 2021 and June 30, 2021.

Restatement of Previously Issued Financial Statements

We revised our prior position on accounting for redeemable common stock and restated our audited financial statement as of March 4, 2021 and unaudited financial statements as of and for the periods ended March 31, 2021 and June 30, 2021 to reclassify our redeemable common stock as temporary equity as described in Note 2 of the accompanying financial statements.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statement included in this Quarterly Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The risk factors disclosed in “Risk Factors” included in our final prospectus for our Initial Public Offering filed with the SEC on March 3, 2021 (“IPO Prospectus”) and our Quarterly Report for the quarterly period ended March 31, 2021 filed on Form 10-Q with the SEC on May 14, 2021 (“Q1 2021 Form 10-Q”) are hereby incorporated by reference. As of the date of this Quarterly Report, except as disclosed below, there have been no material changes to the risk factors disclosed in the IPO Prospectus and Q1 2021 Form 10-Q.

In connection with the recent restatement of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After consultation with our independent registered public accounting firm and our management team, our audit committee concluded that it was appropriate to restate our previously issued audited balance sheet as of March 4, 2021 and our financial statements included in the Form 10-Q for the quarters ended March 31, 2021, and June 30, 2021. As part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of the Company. (1)
3.2	Bylaws. (1)
4.1	Warrant Agreement, dated March 1, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 4, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCW Special Purpose Acquisition Corp.

Date: November 18, 2021	By:	/s/ Joseph R. Shaposhnik
		Name:	Joseph R. Shaposhnik
		Title:	Chief Executive Officer