Form 10-K
period 2021-12-31
TCW Special Purpose Acquisition Corp.
filed 2022-03-31
CIK 1838219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-40107

TCW SPECIAL PURPOSE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-4391738
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

865 South Figueroa Street

Los Angeles, CA 90017

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (213) 244-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value per share, and one-third of one redeemable warrant	TSPQ.U	New York Stock Exchange

Class A common stock, par value $0.0001 per share	TSPQ	New York Stock Exchange

Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	TSPQ WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐   NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐   NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒   NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒   NO ☐

The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2021, was $462,541,191.

As of March 31, 2022, there were 46,393,299 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 11,598,325 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise states in this Annual Report on Form 10-K or the context otherwise requires, reference to:

●	“advisory board” are to our advisory board, which will assist us in sourcing and evaluating transaction opportunities;

●	“amended and restated certificate of incorporation” are to our second amended and restated certificate of incorporation;

●	“Class A common stock” are to our Class A common stock, par value $0.0001 per share;

●	“Class B common stock” are to our Class B common stock, par value $0.0001 per share;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“DGCL” refers to the Delaware General Corporation Law as the same may be amended from time to time;

●	“directors” are to our current directors;

●	“equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for our shares of Class A common stock issued in a financing transaction in connection with our initial business combination, including, but not limited to, a private placement of equity or debt;

●	“founder shares” are to shares of Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our initial business combination as described herein;

●	“initial public offering” are to our initial public offering that was consummated on March 4, 2021

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“management” or our “management team” are to our executive officers and directors;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders, and members of our management team, board of directors and advisory board to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“sponsor” are to TCW Special Purpose Sponsor LLC, a Delaware limited liability company, which is controlled by TCW SPAC-1 Equity LLC;

●	“units” are to our units sold in our initial public offering, with each unit consisting of one shares of Class A common stock and one-third of one public warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, subject to adjustment;

●	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

●	“we,” “us,” “our,” “company” or “our company” are to TCW Special Purpose Acquisition Corp., a Delaware corporation.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes, and oral statements made, from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, investors can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report on Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	the material weaknesses in our internal control over financial reporting;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1. Business.

Overview

We are a recently incorporated blank check company incorporated as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our initial business combination.

Our sponsor is an affiliate of The TCW Group, Inc. (“TCW”). TCW is a leading global investment management firm headquartered in Los Angeles, California with over 600 employees throughout offices in 10 cities worldwide. As of December 31, 2021, TCW had approximately $264 billion in assets under management. The firm offers a broad range of investment strategies across fixed income, equities, emerging markets and alternative investments. The firm’s long-tenured investment teams add value to client portfolios through clearly defined investment philosophies and consistent processes informed by rigorous fundamental research and market expertise. For nearly 50 years, TCW’s clients have included many of the world’s largest corporate and public pension plans, central banks, sovereign wealth funds, financial institutions, insurance companies, private banks, endowments and foundations.

Our units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC’s internet site (http://www.sec.gov) contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, our Annual Report on Form 10-K contain financial statements audited and reported on by our independent registered public accounting firm.

Our executive offices are located at 865 S. Figueroa St., Suite 1800, Los Angeles, CA 90017 and our telephone number is (213) 244-0000. Our corporate website address is www.tcwspac.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report on Form 10-K. Investors should not rely on any such information in making their decision whether to invest in our securities.

Founder Shares

In December 2020, our sponsor purchased an aggregate 7,187,500 founder shares for a total purchase price of $25,000, or approximately $0.003 per share, to cover certain offering expenses of the Company. In January, February and March of 2021, we effected stock splits resulting in our sponsor holding an aggregate of 12,937,500 founder shares, of which 1,339,175 founder shares were subsequently forfeited in connection with our initial public offering.

Initial Public Offering and Private Placement Warrants

On March 4, 2021, the Company consummated its initial public offering of 45,000,000 units. The units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $450,000,000. Substantially concurrently with the closing of the initial public offering, the Company completed the private sale of 7,333,333 private placement warrants to the sponsor, at a purchase price of $1.50 per private placement warrant, generating gross proceeds to the Company of $11,000,000.

Also on March 4, 2021, the underwriters in the initial public offering notified the Company of their intention to exercise their over-allotment option. As such, on March 5, 2021, the Company consummated the sale of an additional 1,393,299 units, at $10.00 per unit, and the sale of an additional 185,774 private placement warrants, at $1.50 per private placement warrant, generating total gross proceeds of $14,211,651.

The founder shares included an aggregate of up to 1,687,500 shares subject to forfeiture, on a pro rata basis, to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding common stock upon the completion of the initial public offering. Following the underwriters’ exercise of the over-allotment option to purchase an additional 1,393,299 units, 1,339,175 founder shares were forfeited, leaving the sponsor with 11,598,325 founder shares remaining.

The private placement warrants are identical to the warrants sold as part of the units in the initial public offering except that, as long as the sponsor or its permitted transferees beneficially own the private placement warrants, the private placement warrants (including the shares of Class A common stock issuable upon exercise of such private placement warrants) are subject to certain transfer restrictions and the holders thereof are entitled to certain registration rights, and: (1) will not be redeemable by the Company (except under certain circumstances); and (2) may be exercised by the holders on a cashless basis.

Trust Account

A total of $463,932,990, comprised of proceeds from the initial public offering and the over-allotment units and the sale of the private placement warrants and the over-allotment private placement warrants was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee., and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (“Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

Business Strategy

Our objective is to generate attractive returns for our stockholders by identifying and completing a business combination with a high quality target at an attractive valuation relative to public market peers. We will seek a target company that demonstrates characteristics consistent with “Our Acquisition Criteria” below. To achieve a successful initial business combination, our management team, board of directors and advisory board will leverage their investment, financial and operational experience to identify a company with a compelling value proposition and superior business prospects. We expect to differentiate ourselves through our:

●	successful investment track record in public markets across market capitalizations, industries and geographies;

●	extensive experience evaluating and investing in private businesses and leading large single company investments;

●	rigorous investment strategy that emphasizes recurring revenue and critical products/services; and

●	vast network of contacts in the public equity, private equity, and venture communities.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with one or more target businesses that do not meet some or any of these criteria and guidelines. We will seek to acquire companies that have the following characteristics:

●	durable and predictable business well positioned to deliver superior revenue growth;

●	provides products or services that account for critical but small portions of large value streams; and

●	limited dependency on a positive macroeconomic environment.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our stockholder communications related to our initial business combination, which, as discussed in this Annual Report on Form 10-K, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions. We may engage TCW, or another affiliate of our sponsor, as our lead financial advisor in connection with our initial business combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions.

Initial Business Combination

The NYSE rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of fair market value test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of our satisfaction of the 80% of fair market value test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to the NYSE rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post- transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of fair market value test described above. If the business combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the target businesses.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Our Acquisition Process

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm stating that such an initial business combination is fair to our company from a financial point of view.

Members of our management team, our independent directors and our advisory board members directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers, directors and advisory board members may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers, directors and advisory board members was included by a target business as a condition to any agreement with respect to our initial business combination.

At the closing of our initial business combination, we may pay members of our advisory board a finder’s fee, in the form of cash, common stock or warrants, or a combination thereof, subject to post-closing price target. We also may engage TCW, or another affiliate of our sponsor, as our lead financial advisor in connection with our initial business combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. Therefore, our advisory board members and our sponsor may have additional financial interests in the completion of the initial business combination. These financial interests may influence the advice that any such advisory board member or affiliate of our sponsor provides us, which advice would contribute to our decision on whether to pursue a business combination with any particular target.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director, officer or advisory board member is permitted to refer that opportunity to us without violating another legal obligation. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Financial Position

With funds in the trust account available for a business combination initially in the amount of $463,932,990 (assuming no redemptions), after payment of approximately $16.2 million of deferred underwriting fees, excluding working capital held outside the trust account, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure investors that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

●	We cannot assure investors that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

●	Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure investors that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	WHETHER STOCKHOLDER APPROVAL IS REQUIRED
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) shares of Class A common stock that will either (a) be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

●	any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial securityholders; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Class A common stock) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or their affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE’s stockholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on the NYSE. Such provisions of our amended and restated certificate of incorporation may be amended if approved by holders of 65% of our common stock entitled to vote thereon.

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination, or as otherwise required by the DGCL. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need 17,397,489, or 37.5% (assuming all outstanding shares are voted), or 2,899,583, or 6.25% (assuming only the minimum number of shares voted), of the 46,393,299 outstanding public shares to be voted in favor of an initial business combination in order to have our initial business combination approved. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial business combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares (as defined herein), without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the public shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the public shares without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Stock Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial business combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two business days prior to the vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming stockholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred) to complete our initial business combination. If we are unable to complete our initial business combination by March 4, 2023 or during any or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation (an “Extension Period”), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within by March 4, 2023 or during any Extension Period.

Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination by March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred) or during any Extension Period. However, if our initial stockholders, management team, directors or advisory board members acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by March 4, 2023.

Our initial stockholders, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred) or with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the limited funds held outside the trust account plus funds from the trust account available to us to pay dissolution expenses, although we cannot assure investors that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure investors that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure investors that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure investors that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and investors would receive such lesser amount per share in connection with any redemption of their public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure investors that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of this our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to a limited amount of funds from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred) or during any Extension Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred) or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following March 4, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. We will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure investors we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure investors that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred), (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred) or with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Facilities

We currently utilize office space at 865 S. Figueroa St., Suite 1800, Los Angeles, CA 90017. Our sponsor has agreed to provide us office space and utilities at no cost. We consider our current office space adequate for our current operations.

Employees

We currently have four executive officers: Joseph R. Shaposhnik, Richard Villa, Leo L. Chan and Meredith Jackson. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who properly exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Emerging Growth Company and Smaller Reporting Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following March 4, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Further, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our common stock held by non-affiliates does not equal or exceed $250.0 million as of the prior June 30th, or (2) our annual revenues did not equal or exceed $100.0 million during such completed fiscal year and the market value of our common stock held by non-affiliates did not equal or exceed $700.0 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and investors could lose all or part of their investment. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations

Summary of Risk Factors

The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These risks are discussed more fully following this summary. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

●	We are a recently incorporated company with no operating history and no revenues, and stockholders have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

●	Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our stockholders do not support such a combination.

●	A stockholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their shares from us for cash.

●	If we seek stockholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock or public warrants.

●	Stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate their investment, stockholders may be forced to sell their public shares or warrants, potentially at a loss.

●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

●

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and its variants and the status of debt and equity markets.

●	The ability of our public stockholders to redeem their public shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, stockholders may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

●	We may not be able to consummate an initial business combination by March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial stockholders which may raise potential conflicts of interest.

●	Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that stockholders do not support.

●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

●	Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

●	Our ability to remediate the material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments.

●	Our ability to continue as a going concern.

Risks Relating to our Search for, Consummation of or Inability to Consummate, a Business Combination

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their public shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public stockholders do not approve of the business combination we complete.

Stockholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their shares from us for cash.

Stockholders will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, a stockholder’s only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising their redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders currently own 20% of our outstanding common stock. Our initial stockholders and management team also may from time to time purchase Class A common stock prior to the completion of our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial stockholders’ founder shares, we would need 17,397,489, or 37.5% (assuming all outstanding shares are voted), or 2,899,583, or 6.25% (assuming only the minimum number of shares voted), of the 46,393,299 outstanding public share to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of public shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issues of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters from our initial public offering will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our public shares could increase the probability that our initial business combination would be unsuccessful and that stockholders would have to wait for liquidation in order to redeem their shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, stockholders would not receive their pro rata portion of the trust account until we liquidate the trust account. If stockholders are in need of immediate liquidity, they could attempt to sell their shares in the open market; however, at such time our public shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, stockholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with their exercise of redemption rights until we liquidate or they are able to sell their shares in the open market.

The requirement that we complete our initial business combination within 24 months of the completion of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus surfaced and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 (and its variants) continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 (and its variants) impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 (and its variants) and the actions to contain COVID-19 (and its variants) or treat its impact, among others. If the disruptions posed by COVID-19 (and its variants) or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 (and its variants) and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial business combination within 24 months of the completion of our initial public offering or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by March 4, 2023 or during any Extension Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 (and its variants) continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 (and its variants) may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock or public warrants.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, executive officers, advisors or their respective affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their respective affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such purchases or transactions and have not formulated any terms or conditions for any such purchases or transactions. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our initial stockholders, directors, officers, advisors or their respective affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining the requisite stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial business combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

Stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if a stockholder or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, they will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), were restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. A stockholders’ inability to redeem the Excess Shares will reduce their influence over our ability to complete our initial business combination and they could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, stockholders will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, stockholders will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their shares in open market transactions, potentially at a loss.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination within the required time period, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination within the required time period, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the initial public offering, only a limited amount of funds is available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans, if any, from our sponsor, will be sufficient to allow us to operate for until March 4, 2023; however, we cannot assure stockholders that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. On June 17, 2021, we entered into a $2,000,000 working capital loan with TCW Asset Management Company LLC, an affiliate of our sponsor, of which $300,000 and $200,000 were drawn down on January 6, 2022 and February 16, 2022, respectively. The working capital loan bears no interest and is payable upon the consummation of an initial business combination or the winding up of the company. The working capital loan would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such working capital loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. If we complete a business combination, we would repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loan would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loan, but no proceeds held in the trust account would be used to repay the working capital loan.

Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per public share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities (except for our independent registered public accounting firm) with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure stockholders that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and stockholders would receive such lesser amount per share in connection with any redemption of their public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per public share.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by public stockholders may be less than $10.00 per share.

The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants, in the amount of $463,932,990, are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. government securities with a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $463,932,990 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not currently subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.

The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred); and (iii) absent an initial business combination by March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred) or with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination within the required time period, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following March 4, 2023 in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure stockholders that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with the NYSE’s corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

The grant of registration rights to our initial stockholders and their permitted transferees, holders of our private placement warrants and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.

Pursuant to the registration rights agreement entered into in connection with our initial public offering, at or after the time of our initial business combination, our initial stockholders and their permitted transferees can demand that we register the shares of Class A common stock into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. The registration rights will be exercisable with respect to the founder shares, the private placement warrants, the warrants that may be issued upon conversion of working capital loans and the Class A common stock issuable upon exercise of such private placement warrants or such warrants that may be issued upon conversion of working capital loans. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the shares of common stock owned by our initial stockholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

Because we are neither limited to evaluating a target business in a particular industry, sector or geographic region nor have we selected any specific target businesses with which to pursue our initial business combination, stockholders will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any business industry or geography, we intend to capitalize on the ability of our management team to identify, acquire and manage a business in the technology, healthcare, and consumer products sectors. Potential target market sub-sectors include Data Analytics, Vertical Market Software, Subscription Oriented Entertainment, Medical Equipment & Consumables, and Consumer Staples. Potential target market segments include family-owned businesses, corporate carve-outs, private equity-owned businesses, and venture capital-based business. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with solely another blank check company or similar company with nominal operations.

Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure stockholders that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure stockholders that an investment in our units, common stock and/or warrants will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries, sectors or geographic regions that may be outside of our management team’s areas of expertise.

Although we expect to focus our search for a target business in the technology, healthcare, and consumer products sectors, we will consider a business combination in industries, sectors or geographic regions outside of our management team’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management team will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure stockholders that we will adequately ascertain or assess all of the significant risk factors. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management team’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management team may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders, respectively, following our initial business combination could suffer a reduction in the value of their shares. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or stock exchange listing rules, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a private company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all the significant risk factors and we may not have adequate time to complete due diligence.

Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We may also seek to complete our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, stockholders may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 380,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 333,606,701 and 8,401,675 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is identical to the Class A common stock included in the units sold in the initial public offering, except that only holders of the Class B common stock have the right to vote on the election of directors prior to our initial business combination and the Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. There are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred) or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of investors in the initial public offering;

●	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

●	could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination within the required time period, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination within the required time period, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Since our sponsor, executive officers, directors and advisory board members will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they acquired during or after the initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Following completion of our initial public offering, our sponsor held 11,598,325 founder shares. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased 7,519,107 warrants, each exercisable for one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $11,278,661, or $1.50 per warrant, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers, directors and advisory board members may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as March 4, 2023 nears, which is the deadline for our completion of an initial business combination.

We may engage one or more of our underwriters from our initial public offering or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters from our initial public offering or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. Additionally, we have agreed to provide the underwriters with a right of first refusal to provide investment banking services in connection with certain future transactions (which right shall not extend more than three years from the commencement of sales of the offering in compliance with FINRA Rule 5110). We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering, the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds held in the trust account from the initial public offering and the private placement of warrants provides us with $447,695,335  that we may use to complete our initial business combination (after taking into account the $16,237,655 of deferred underwriting commissions being held in the trust account), excluding working capital held outside the trust account.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders or warrant holders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

We identified a material weakness in our internal control over financial reporting during the year ended December, 31, 2021, solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

As initially reported in our Quarterly Report on Form 10-Q filed on November 19, 2021, after consultation with our independent registered public accounting firm and our management team, our audit committee previously concluded that it was appropriate to restate our previously issued audited balance sheet as of March 4, 2021 and our financial statements included in the Form 10-Qs for the quarters ended March 31, 2021, and June 30, 2021. As part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have, and continue to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure stockholders that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2021 are derivative liabilities related to embedded features contained within our warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred), to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure stockholders that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of at least 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, at least 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred) or with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered hereby, we would register, or seek an exemption from registration for, the affected securities. We cannot assure stockholders that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who will collectively beneficially own 20% of our common stock upon the closing of the initial public offering, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which stockholders do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our initial stockholders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred) or with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our initial stockholders, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but may target businesses with enterprise values that are greater than we could acquire with the net proceeds of the initial public offering and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure stockholders that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination within the required time period, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our warrants and founder shares may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 15,464,433 shares of Class A common stock as part of the units offered by the initial public offering and we issued in a private placement an aggregate of 7,519,107 warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. Our initial stockholders currently hold 11,598,325 shares of Class B common stock. The Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Party Loans”, such lender may convert those loans into up to an additional 1,333,333 private placement warrants, at the price of $1.50 per warrant. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion of these founder shares could make us a less attractive acquisition vehicle to a target business. Such issuance will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants and founder shares may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

A provision of our warrant agreement may make it more difficult for us to complete an initial business combination.

Unlike most blank check companies, if (i) we issue additional common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per share of Class A common stock, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (iii) the market value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the market value and the newly issued price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the market value and the newly issued price, respectively. This may make it more difficult for us to complete an initial business combination with a target business.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write- downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause stockholders to lose some or all of their investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure stockholders that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter.

Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Our management may not maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not maintain control of the target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Risks Relating to our Management Team

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our executive officers, directors and advisory board members will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers, directors and advisory board members are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors and advisory board members also serve as officers and board members for other entities. If our executive officers’, directors’ and advisory board members’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10—Directors, Executive Officers and Corporate Governance”.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our executive officers, directors, advisory board members, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, advisory board members, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, directors, advisory board members or executive officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors, officers and advisory board members may influence their motivation in timely identifying and selecting a target business and completing a business combination.

Consequently, our directors’, officers’ and advisory board members’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

Members of our management team and our board of directors and their respective affiliated companies have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business.

Members of our management team and our board of directors have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, members of our management team and our board of directors and their respective affiliated companies have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business. Any such proceedings or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Risks Relating to our Securities

Stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate their investment, stockholders may be forced to sell their public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred) or with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination by March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred), subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination by March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred) or during any Extension Period for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred) before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants.

Accordingly, to liquidate their investment, stockholders may be forced to sell their public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock, and warrants are listed on the NYSE. We cannot assure stockholders that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, in order for our Class A common stock to be listed upon the consummation of our initial business combination, at such time, our share price would generally be required to be at least $4.00 per share, our total market capitalization would be required to be at least $200,000,000, the aggregate market value of publicly-held shares would be required to be at least $100,000,000 and we would be required to have at least 400 round lot holders. We cannot assure stockholders that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

a.	reduced liquidity for our securities;

b.	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

c.	a limited availability of market quotations for our securities;

d.	a limited amount of news and analyst coverage; and

e.	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A common stock and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

Stockholders will not be permitted to exercise their warrants unless we register and qualify the underlying Class A common stock or certain exemptions are available.

If the issuance of the Class A common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A common stock included in the units.

We are not registering the Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A common stock issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure investors that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

Our initial stockholders control the election of our board of directors until consummation of our initial business combination and hold a substantial interest in us. As a result, they will elect all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that stockholders do not support.

Our initial stockholders owned 20% of our outstanding common stock. In addition, prior to our initial business combination, holders of our Class B common stock will have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting. As a result, stockholders will not have any influence over the election of directors prior to our initial business combination.

Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that stockholders do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote.

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Class A common stock at such time is substantially less than $10.00 per share.

Our sponsor has invested in us an aggregate of $11,303,661, comprised of the $25,000 purchase price for the founder shares and the $11,278,661 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 11,598,325 founder shares would have an aggregate implied value of $115,983,250. As a result, our sponsor is likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value (whether because of a substantial amount of redemptions of our public shares or any other reason). Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the Founder Shares as our public stockholders paid for their public shares.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without a specific warrant holder’s approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provisions of the warrant agreement with respect to the private placement warrants, 50% of the then outstanding private placement warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making those warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force warrant holders to (i) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of their warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A common stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that (i) if the closing price of our Class A common stock for any 20 trading days within a 30-trading day period ending three trading days before we send notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants and (ii) holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the warrants (i) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the warrants, including because the number of shares of Class A common stock received is capped at 0.361 shares of Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-third of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one common share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses.

Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

Holders of public warrants may only be able to exercise their warrants on a “cashless basis” under certain circumstances, and if they do so, they will receive fewer shares of Class A common stock from such exercise than if they were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; and (ii) if we have so elected and the shares of Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act. If a holder of public warrants exercise their warrants on a cashless basis under the circumstances described in clauses (i) and (ii) in the preceding sentence, they would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our shares of Class A common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, holders of public warrants would receive fewer shares of Class A common stock from such exercise than if they were to exercise such warrants for cash.

The warrants may become exercisable and redeemable for a security other than the shares of our Class A common stock, and warrant holders will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the shares of our Class A common stock. As a result, if the surviving company redeems warrants for securities pursuant to the warrant agreement, warrant holders may receive a security in a company of which they do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable or exchangeable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

General Risk Factors

We are a blank check company with no operating history and no revenues, and stockholders have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the State of Delaware with no operating results. Because we lack an operating history, stockholders have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years from the completion of our initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non- affiliates equals or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Past performance by TCW, our management team and their respective affiliates, and by companies affiliated with celebrities, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

Information regarding performance by, or businesses associated with, TCW, our management team or businesses associated with them is presented for informational purposes only. Past performance by TCW, our management team and their respective affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. Stockholders should not rely on the historical record of the performance of our management team or businesses associated with them as indicative of our future performance, the performance of an investment in us or the returns we will, or that an investment in us may, generate going forward. Similarly, information presented about performance by companies affiliated with celebrities is presented for informational purposes. The involvement of a celebrity in any business venture does not guarantee success with respect to any business combination we may consummate or that we will be able to locate a suitable candidate for our initial business combination. Stockholders should not rely on the historical record of the performance of other companies affiliated with celebrities as indicative of our future performance.

If we have not completed an initial business combination within 24 months of the completion of our initial public offering or during any Extension Period, our public stockholders may be forced to wait beyond such allotted time frame before redemption from our trust account.

If we are unable to complete an initial business combination by March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred) or during any Extension Period, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred) before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure stockholders that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may not have sufficient funds to satisfy indemnification claims of our officers, directors and advisory board members.

We have agreed to indemnify our officers, directors and advisory board members to the fullest extent permitted by law. However, our officers, directors and advisory board members agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and not to seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers, directors and advisory board members may discourage stockholders from bringing a lawsuit against our officers, directors and advisory board members for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers, directors and advisory board members, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers, directors and advisory board members pursuant to these indemnification provisions.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors and officers also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. We would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business—Acquisition Strategy” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We may engage TCW, or another affiliate of our sponsor, as our lead financial advisor on our business combinations and other transactions. Any fee in connection with such engagement may be conditioned upon the completion of such transactions. This financial interest in the completion of such transactions may influence the advice such affiliate provides.

We may engage TCW, or another affiliate of our sponsor, as a financial advisor in connection with our initial business combination and pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. Pursuant to any such engagement, the affiliate may earn its fee upon closing of the initial business combination. The payment of such fee would likely be conditioned upon the completion of the initial business combination. Therefore, our sponsor may have additional financial interests in the completion of the initial business combination. These financial interests may influence the advice any such affiliate provides us as our financial advisor, which advice would contribute to our decision on whether to pursue a business combination with any particular target.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate.

Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Certain agreements related to the initial public offering may be amended without stockholder approval.

Each of the agreements related to our initial public offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the letter agreement among us and our initial stockholders, officers and directors; the registration rights agreement among us and our initial stockholders; the private placement warrants purchase agreements between us and our sponsor; and the administrative services agreement among us, our sponsor and an affiliate of our sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement contains certain lock-up provisions with respect to the founder shares, private placement warrants and other securities held by our initial stockholders, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation require, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Additionally, unless we consent in writing to the selection of an alternative forum, the federal courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 22 of the Securities Act, however, created concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such exclusive forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to these provisions; however, we note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and may have the effect of discouraging lawsuits against our directors and officers.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operation disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our executive offices at 865 S. Figueroa St., Suite 1800, Los Angeles, CA 90017. The cost for this space is included in the $10,000 per month fee that we pay an affiliate of our sponsor for secretarial and administrative services.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units, Class A common stock and warrants are traded on the NYSE under the symbols “TSPQ.U”, “TSPQ” and “TSPQ WS”, respectively.

Holders

Although there are a larger number of beneficial owners, at March 31, 2022, there was 1 holder of record of our units, 1 holder of record of our separately traded Class A common stock, 1 holder of record of our Class B common stock, and 2 holders of record of our separately traded warrants.

Dividends

We have not paid any cash dividends on our Class A common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In December 2020, our sponsor purchased an aggregate 7,187,500 founder shares for a total purchase price of $25,000, or approximately $0.003 per share, to cover certain offering expenses of the Company. In January, February and March of 2021, we effected stock splits resulting in our sponsor holding an aggregate of 12,937,500 founder shares. The founder shares included an aggregate of up to 1,687,500 shares subject to forfeiture, on a pro rata basis, to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding common stock upon the completion of the initial public offering. Following the underwriters’ exercise of the over-allotment option to purchase an additional 1,393,299 units, 1,339,175 founder shares were forfeited, leaving the sponsor with 11,598,325 founder shares remaining.

Substantially concurrently with the closing of our initial public offering, the Company completed the private sale of 7,333,333 private placement warrants to the sponsor, at a purchase price of $1.50 per private placement warrant, generating gross proceeds to the Company of $11,000,000. In connection with the underwriters’ exercise of its overallotment option, an additional 185,774 private placement warrants, at $1.50 per private placement warrant, were sold to the sponsor.

The sales of the above securities by the Company were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On March 4, 2021, the Company consummated the initial public offering of 45,000,000 units, at $10.00 per unit, generating gross proceeds of $450,000,000. Following the closing of the initial public offering, on March 4, 2021, the $450,000,000 in net proceeds of the sale of the units in the initial public offering and the sale of the private placement warrants was placed in the trust account, and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the funds held in the trust account.

On March 4, 2021, the underwriters notified the Company of their intention to exercise their over-allotment option. As such, on March 5, 2021, the Company consummated the sale of an additional 1,393,299 units, at $10.00 per unit, and the sale of an additional 185,774 private placement warrants, at $1.50 per private placement warrant, generating total gross proceeds of $14,211,651. A total of $13,932,990 of the net proceeds was deposited into the trust account, bringing the aggregate proceeds held in the trust account to $463,932,990.

Transaction costs related to the issuances described above amounted to $26,216,175, consisting of $9,278,660 of cash underwriting fees, $16,237,655 of deferred underwriting fees and $699,860 of other costs.

Our sponsor, officers and directors have agreed, and our amended and restated certificate of incorporation provides, that we will have until March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred) to complete our business Combination. If we are unable to complete our business combination by March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

As of December 31, 2021, $463,956,966 was held in the Trust Account, and we had approximately $123,154 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 6. [RESERVED].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on form 10-K includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary”, “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on December 21, 2020 and formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We are an early stage and emerging growth company and, as such, are subject to all of the risks associated with early stage and emerging growth companies. We intend to effectuate our “initial business combination” using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the year ended December 31, 2021 and for the period from December 21, 2020 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for the initial public offering, described below, and since the closing of the initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the year ended December 31, 2021, we had net income of $17,203,381, which resulted from a gain on the change in fair value of warrant liabilities of $20,225,521, a change in the fair value of the over-allotment option liability of $99,884, interest income on investments held in the trust account in the amount of $23,976, and a gain on the expiration of the over-allotment liability of $17,404, partially offset by expensed offering costs of $1,323,595, operating and formation costs of $1,666,061 and franchise tax expense of $173,749. The gains on the change in fair value of warrant liabilities was due in large part to the decrease in the public traded price of the public warrants.

For the period from December 21, 2020 (inception) through December 31, 2020, we had a net loss of $1,000, which resulted entirely from formation costs.

Liquidity, Going Concern and Capital Resources

On March 4, 2021, we consummated an initial public offering of 45,000,000 units generating gross proceeds to the Company of $450,000,000. Simultaneously with the closing of our initial public offering, we completed the private sale of 7,333,333 private placement warrants to our sponsor at a purchase price of $1.50 per warrant, generating gross proceeds of $11,000,000.

On March 4, 2021, the underwriters notified us of their intention to exercise their over-allotment option. As such, on March 5, 2021, we consummated the sale of an additional 1,393,299 Units, at $10.00 per unit, and the sale of an additional 185,774 private placement warrants, at $1.50 per private placement warrant, generating total gross proceeds of $14,211,651. A total of $13,932,990 of the net proceeds was deposited into a trust account, bringing the aggregate proceeds held in the trust account to $463,932,990.

For the year ended December 31, 2021, net cash used in operating activities was $1,381,087, which was due to non-cash adjustments to net income related to a change in fair value of warrant liabilities of $20,225,521, a change in the fair value of the over-allotment option liability of $99,884, interest income on investments held in the trust account of $23,976, and a gain on the expiration of the over-allotment liability of $17,404, partially offset by net income of $17,091,917, expensed offering costs added back to net income of $1,323,595, and changes in working capital of $458,723.

For the year ended December 31, 2021, net cash used in investing activities of $463,932,990 was the result of the amount of net proceeds from our initial public offering being deposited to the trust account.

For the year ended December 31, 2021 net cash provided by financing activities of $465,437,231 was comprised of $454,654,330 in proceeds from the issuance of units in our initial public offering net of underwriter’s discount paid, $11,278,661 in proceeds from the issuance of warrants in a private placement to our sponsor, proceeds from the advance from a related party of $922,339 and proceeds from the issuance of a promissory note to our sponsor of $165,058, partially offset by the repayment of advance to a related party of $922,339, payment of $488,260 for offering costs associated with the initial public offering and repayment of the outstanding balance on the promissory note to our sponsor of $172,558.

For the period from December 21, 2020 (inception) through December 31, 2020 net cash used in operating activities was $0, which was due to changes in working capital of $1,000, fully offset by net loss of $1,000.

As of December 31, 2021 and December 31, 2020, we had cash of $123,154 and $0, respectively, held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Our liquidity needs prior to the consummation of our initial public offering were satisfied through the proceeds of $25,000 from the sale of our founder shares, and a loan of $300,000 under an unsecured and non-interest bearing promissory note. Subsequent to the consummation of our initial public offering, our liquidity will be satisfied through the net proceeds from the private placement held outside of the trust account and proceeds available to us under the working capital loan with TCW Asset Management Company LLC (“TAMCO”), an affiliate of our sponsor. On January 6, 2022 and February 16, 2022, we drew $300,000 and $200,000, respectively, from the working capital loan with TAMCO. In addition, on March 31, 2022, TAMCO signed a commitment letter (the “Commitment Letter”) pursuant to which TAMCO committed to sustaining us, at a minimum, for a period of one year from March 31, 2022 by providing cash infusions for working capital shortfalls, as necessary.

We will have until March 4, 2023 to complete a business combination, which period can be extended to (i) June 4, 2023 if an agreement in principle or a definitive agreement for a business combination is in place as of March 4, 2023 or (ii) any extended period of time that we may have to consummate a business combination as a result of an amendment to the amended and restated certificate of incorporation. If a business combination is not consummated by March 4, 2023 and an extension has not been effected as described above, there will be a mandatory liquidation and subsequent dissolution of our company.

We have determined that, solely due to the mandatory liquidation and subsequent dissolution should a business combination or extension not occur by March 4, 2023, there is substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that these financial statements are issued. We plan to address this uncertainty through a business combination or extension as discussed above. There is no assurance that our plans to consummate a business combination or extension will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021 and December 31, 2020.

Contractual Obligations

Registration Rights

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the private placement warrants) have registration rights to require us to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option to purchase up to 6,750,000 additional units to cover over-allotments at the initial public offering price, less the underwriting discounts and commissions. On March 5, 2021 the underwriters purchased an additional 1,393,299 units at an offering price of $10.00 per unit, generating additional gross proceeds of $13,932,990 to us.

The underwriters were paid a cash underwriting fee of $0.20 per unit, or $9,278,660 in the aggregate. In addition, $0.35 per unit, or $16,237,655 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Financial Advisory Agreement

On August 9, 2021, we entered into an agreement with TAMCO, an affiliate of our sponsor, to provide strategic advice and assistance to us in connection with a business combination, including providing assistance in connection with the financing of the business combination. As consideration for the services to be rendered, we have agreed to pay TAMCO (a) a transaction fee equal to 50% of the aggregate merger & acquisition financial advisory fees paid or payable in connection with a business combination, payable at or promptly following the closing of a business combination; and (b) a placement fee equal to 20% of the aggregate placement fees paid or payable in connection with any Private Investment in Public Equity (“PIPE”) financing raised as part of a business combination, payable at or promptly following the closing of a business combination. In addition to such fees, we will reimburse TAMCO for TAMCO’s reasonable, documented and customary out-of-pocket expenses (including reasonable legal and other professional fees, expenses and disbursements) incurred in connection with the services to be provided by TAMCO, up to an amount not to exceed $50,000. If we do not complete a business combination within the combination period, neither we nor TAMCO shall have any liability or continuing obligation to the other party except for any fees accrued and expenses incurred by TAMCO. There were no costs accrued under the advisory agreement as of December 31, 2021.

Contingent Warrants

In December 2021, our board of directors approved an amendment to a contract to increase the number of warrants issuable to a person affiliated with us from 100,000 warrants to 600,000 warrants. The warrant issuance is contingent upon our completion of a business combination. Accordingly, no expense has been recorded as of December 31, 2021.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies and estimates:

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the public warrants was estimated using a Monte Carlo simulation approach and the fair value of the private placement warrants was estimated using a Modified Black-Scholes model.

Common stock subject to possible redemption

All of the 46,393,299 shares of Class A common stock sold as part of the units in our initial public offering contain a redemption feature which allows for the redemption of such shares of Class A common stock in connection with our liquidation, if there is a stockholder vote or tender offer in connection with our business combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of us require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The remeasurement of Class A common stock subject to redemption to redemption value is excluded from the earnings per share as the redemption value approximates fair value. Class B common stock subject to forfeiture is included in the calculation of basic income (loss) per share as of the date that the forfeiture contingency has lapsed. Class B common stock subject to forfeiture is included in the calculation of diluted income (loss) per share as of the beginning of the interim period in which the forfeiture contingency lapsed. We have not considered the effect of the public warrants and private placement warrants to purchase an aggregate of 22,983,540 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for emerging growth companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We early adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the fiscal year ended December 31, 2021.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds received into the trust account, have been invested in cash. Due to the nature of the cash, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities during the year ended December 31, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 16 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its March 4, 2021, March 31, 2021, and June 30, 2021 financial statements to reclassify the Company’s redeemable common stock, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statement included in our prior quarterly reports, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors are as follows:

Name	Age	Position
Joseph R. Shaposhnik	38	Chairman and Chief Executive Officer
Richard Villa	57	Chief Financial Officer and Secretary
Leo L. Chan	39	Executive Vice President
Meredith Jackson	62	Management Director
Brian Lee	51	Director
Carol P. Lowe	56	Director
David Rye	53	Director

Joseph R. Shaposhnik has served as Chairman of the Board of Directors since February 2021 and Chief Executive Officer since December 2020. Mr. Shaposhnik established TCW’s New America business unit in 2015 and serves as Managing Director and Portfolio Manager of TCW New America Premier Equities, Global Premier ESG Equities, and Global Space Technology Equities portfolios. He previously served as a Senior Equity Analyst in the Equity Research group with coverage responsibility for the industrials and basic materials sectors. Prior to joining TCW in 2011, he was an Equity Research Associate at Fidelity Management and Research Company, with coverage responsibility for the semiconductor and entertainment software sectors for the firm’s U.S. domestic equity funds. Mr. Shaposhnik holds a BS in Business Administration from the Haas School of Business at the University of California, Berkeley, and an MBA from the UCLA Anderson School of Management.

Richard Villa has been our Chief Financial Officer and Secretary since December 2020. Mr. Villa is the Chief Financial Officer responsible for managing the financial operations of the TCW Group. Prior to joining TCW as Controller in 2002, Mr. Villa was a Senior Vice President and Director of Finance for Fidelity Federal Bank where he was responsible for the treasury and accounting functions of the bank. Previously, he was an Audit Manager with Deloitte & Touche where he specialized in serving financial services companies, including banks and investment companies. Before that, he was in the management training program of Union Bank of California. Mr. Villa received his BS in Finance from Arizona State University and is a Certified Public Accountant in the state of California and a member of the American Institute of Certified Public Accountants.

Leo L. Chan has been our Executive Vice President since February 2021. Mr. Chan is concurrently Senior Vice President within TCW’s New America division, which houses TCW’s New America Premier Equities strategy and specializes in both publicly traded equity and private investments. Mr. Chan has a wide range of experience across private equity, investment banking, and public equities investing covering the financial services, business services, and software sectors. Most recently, Mr. Chan founded and managed Longtail Capital, a public equity hedge fund that specialized in the financial and business services industries. Previously, Mr. Chan served as a Managing Director at Stillwater Investment Management, a long-short equities hedge fund, and as a Vice President at Corsair Capital, a leading global private equity firm focused on the financial and business services sectors. Mr. Chan began his career within the investment banking division of Citigroup Global Markets. Mr. Chan graduated with a BA in Economics and a BS in Business Administration (High Distinction) from the University of California, Berkeley and received an MBA from the Wharton School of the University of Pennsylvania.

Meredith Jackson has served as a Management Director since February 2021. Ms. Jackson joined TCW as Executive Vice President and General Counsel in 2013. Ms. Jackson serves as Vice-Chair of the Steering Committee of SIFMA’s Asset Management Group. Ms. Jackson is a member of the Los Angeles Women’s Leadership Council and has been named as one of the Best Lawyers in America, Best Attorneys in Los Angeles, and Preeminent Women Attorneys. Ms. Jackson is a fellow of the American College of Commercial Finance Lawyers and a member of the Board of Governors of the Financial Lawyers Conference. She has served in numerous leadership roles in the Business Law Sections of both the American Bar Association and the California Bar Association, and has guest-lectured at Stanford University Law School and Hastings College of the Law on topics related to debt finance. Prior to joining TCW, she was a partner and head of the debt finance practice at Irell & Manella, and co-chair of the transactional practice group, and was a member of the executive, recruiting and legal opinion committees. Prior to joining Irell, Ms. Jackson was a member and co-chair of the practice committee of Wilson, Sonsini, Goodrich & Rosati. Ms. Jackson earned her AB at Princeton University and her JD at UC Hastings College of the Law.

Brian Lee has served as a Director since March 2021. Mr. Lee has over 20 years of experience founding and leading consumer businesses. He is Co-Founder and served as CEO of The Honest Company and ShoeDazzle.com and Co-Founder and served as President of LegalZoom.com. Mr. Lee is Co-Founder and Managing Director of BAM Ventures, an early-stage consumer focused venture capital firm. Mr. Lee also currently serves as a board member at the Lowell Milken Institute of Business Law and Policy at the University of California, Los Angeles. Mr. Lee holds a B.A. in Economics and Business and a J.D. from the University of California, Los Angeles.

Carol P. Lowe served as Executive Vice President and Chief Financial Officer of FLIR Systems, Inc. from 2017 until the company was acquired by Teledyne Technologies Incorporated in May 2021. Ms. Lowe previously served as Senior Vice President and Chief Financial Officer of Sealed Air Corporation. Ms. Lowe spent 10 years at Carlisle Companies Incorporated, and served in a variety of roles including Vice President and Chief Financial Officer. She also served as President for two of the Carlisle companies, Trail King Industries and Carlisle FoodService. Prior to joining Carlisle, Ms. Lowe was with National Gypsum Company. She began her career at Ernst & Young LLP and is a licensed CPA. Ms. Lowe joined the board of Arrow Electronics, Inc. and its audit committee in September 2021 and has served as a board member for EMCOR Group since 2017 where she also serves on the audit committee. Ms. Lowe joined the board of TCW Special Purpose Corporation in early 2021 and serves as chair of the audit committee. Ms. Lowe joined the board of Novolex, a private packaging company, in 2021 and serves as chair of the audit committee. From October 2007 to December 2015, Ms. Lowe also served as a member of the Board of Directors of Cytec Industries, Inc. She received her Bachelor of Science degree in accounting from the University of North Carolina Charlotte and an MBA from the Fuqua School of Business at Duke University.

David Rye has served as a Director since June 2021. Mr. Rye has more than 30 years of experience spanning strategy, operations, M&A, business development, private equity, venture capital, and investment banking. From 2017 to 2021, he served as Senior Vice President of Strategy and Corporate Development at Blue Yonder, a global provider of digital fulfillment software solutions. Previously, Mr. Rye was Senior Vice President of Corporate Development at Informatica, a leading enterprise data management software company, and an executive in corporate development at Hyperion Solutions, an enterprise performance management software company. Prior to his 15-year tenure in the software industry, Mr. Rye was a private equity and venture capital executive at Thayer Capital Partners and Atlas Venture. Mr. Rye began his career in investment banking at Robertson Stephens & Company. Mr. Rye holds an AB in Economics from Princeton University and an MBA from the Stanford Graduate School of Business.

Our current advisory board members are as follows:

Brad Buss retired in February 2016 as the Chief Financial Officer of SolarCity Corporation, where he had served since August 2014. Prior to joining SolarCity, Mr. Buss served as Chief Financial Officer and Executive Vice President, Finance and Administration of Cypress Semiconductor Corporation from August 2005 to June 2014. Prior to August 2005, Mr. Buss held various financial leadership roles with Altera Corporation, Cisco Systems, Veba Electronics LLC, and Wyle Electronics, Inc. Mr. Buss has served on the board of directors for QuantumScape since August 2020 and AECOM since July 2020. He served on the board of directors and chair of the Audit Committee of Advance Auto Parts, Inc. from 2016 to 2021. In addition, Mr. Buss has served on the board of directors for Marvell Technology Group Ltd. since July 2018, following Marvell’s acquisition of Cavium, Inc., where he had served as a director since July 2016. Mr. Buss has served on the Strategic Advisory Board of Hennessy Capital Investment Corp. V since January 2020. Mr. Buss previously served on the board of directors for Tesla, Inc. from November 2009 until 2019. He currently serves as chair of the Audit Committee of QuantumScape, a member of the Audit Committee of Marvell Technology Group Ltd. and a member of the Nominating and Corporate Governance Committee and the Compensation Committee of AECOM. He formerly served as a member of the Compensation Committee and Nominating and Governance Committee and as Chair of the Audit Committee for Tesla, Inc. He also served as a director and Chair of the Audit Committee for Café Press Inc. from October 2007 to August 2016.

Thomas Tippl has served as Vice Chairman of Activision Blizzard since May 2017. He served as Chief Operating Officer from March 2010 through April 2017. Prior to that, he served as the company’s Chief Corporate Officer from March 2009 until March 2010. In addition, Mr. Tippl served as Activision Blizzard’s Chief Financial Officer from July 2008 until February 2012. Mr. Tippl joined the Company as the Chief Financial Officer of Activision in October 2005. Prior to joining the Company, Mr. Tippl served as the head of investor relations and shareholder services at The Procter & Gamble Company, a manufacturer of consumer goods products, from 2004 to 2005. Mr. Tippl also served as the finance director of Procter & Gamble’s Baby Care Europe division, and as a member of the board of directors of the joint venture between Procter & Gamble and Fater in Italy from 2001 to 2003. Mr. Tippl co-founded Procter & Gamble’s Equity Venture Fund in 1999 and also served as the associate director of acquisitions and divestitures for Procter & Gamble from 1999 to 2001. Prior to 1999, Mr. Tippl served in various financial executive positions for Procter & Gamble in Europe, China and Japan. Mr. Tippl holds a master’s degree in economics and social sciences from the Vienna University of Economics and Business Administration.

William C. Weldon is the former Chairman of the Board and Chief Executive Officer of Johnson & Johnson, a global developer and manufacturer of health care products, having served in those positions from 2002 until his retirement as Chief Executive Officer in April 2012 and his retirement from the board in December 2012. He served as Worldwide Chairman, Pharmaceuticals Group from 1998 until 2001. At Johnson & Johnson, Mr. Weldon held successive executive positions that gave him expertise in consumer sales and marketing, international business operations, financial reporting and regulatory matters over his 41 year career with the company. Mr. Weldon served as a Director and Chairman of the Board of JPMorgan Chase Bank, N.A. from 2005 to 2019 and 2013 to 2019, respectively. He was formerly a director of Exxon Mobil Corporation, an international oil and gas company, from 2013 to 2021, and The Chubb Corporation, an international insurance company, from 2013 until it was acquired by ACE Limited in 2016. Mr. Weldon has been a Director of CVS Health Corporation since March 2013, Fairfax Financial Holdings Limited since 2020, and Chairman of the Board of Heartflow, a privately held medical diagnostics company. Mr. Weldon graduated from Quinnipiac University and is a member of the school’s Board of Trustees.

Nanxi Liu served as Co-Founder and CEO of Enplug, a leading digital signage software company used by Fortune 500 companies until it was acquired in 2021. She was named one of Forbes 30 Under 30 and Fortune’s 10 Most Promising Women Entrepreneurs. She also co-founded Nanoly Bioscience, a venture-backed biotech company that develops polymers that eliminate the need of refrigeration for vaccines and therapeutics. Ms. Liu serves on the Board of Directors of CarParts.com (NASDAQ: PRTS), a leading online provider of automotive parts and accessories and served on the Board of Directors of Kindred Biosciences (NASDAQ: KIN), a leading biopharmaceutical company for pets, until it was acquired by Elanco Animal Health Inc. in 2021. Ms. Liu also serves on the Board of Advisors for Covington Capital Management and is a Partner at XFactor Ventures, a leading investor in women-founded startups.

Simon Gallagher is an entertainment strategy and content licensing executive with more than 20 years of international experience working with the world’s leading entertainment brands. Over the past six years, through his personal consulting and investment company, SPG Global Pty Ltd, Mr. Gallagher has acted as a special advisor to more than 130 companies in 20 countries. These have included the world’s leading consulting firms, sports leagues, hedge funds, private equity firms, sovereign wealth funds, and media and technology companies. In 2020, he co-founded the TCW Entertainment Technology Fund, and continues to work closely with TCW as a Senior Advisor. From 2013-2014, Mr. Gallagher served as Director of Content Acquisition at Netflix, licensing content from the major US studios, including Disney and Paramount, to launch the service in international markets. Prior to Netflix, from 2009-2013, he served as Director of International Strategy and Business Development at Hulu, a joint venture between Disney, Fox, and Comcast, where he prepared market entry strategies, negotiated strategic alliances, and licensed launch content. From 2006-2009, he served as Senior Vice President of Content at Wasserman Media Group, the world’s leading sports agency, managing sports media rights acquisitions and licensing transactions. From 2000-2006, Mr. Gallagher served as Vice President of IMG Media where he licensed over 10,000 hours of sports content on behalf of clients such as Wimbledon, the NFL and the International Olympic Committee. Mr. Gallagher received a Bachelor’s Degree in Media from La Trobe University in Australia and is a regular industry commentator on networks including CNBC and Sky News.

Our advisory board members (i) assist us in sourcing potential business combination targets, (ii) provide their business insights when we assess potential business combination targets and (iii) upon our request, provide their business insights as we work to create additional value in the businesses that we acquire. In this regard, they fulfill some of the same functions as our board members. However, our advisory board members do not perform board or committee functions, nor do they have any voting or decision making capacity on our behalf. They are also not be subject to the fiduciary requirements to which our board members are subject. We may modify or expand our roster of advisory board members as we source potential business combination targets or create value in businesses that we may pursue or acquire.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Carol P. Lowe and Brian Lee, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Meredith Jackson and David Rye, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Joseph R. Shaposhnik, will expire at the third annual meeting of stockholders.

Prior to consummation of our initial business combination, holders of our Class B common stock will have the right to elect all of our directors and remove members of our board of directors for any reason. Holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting. Approval of our initial business combination will require the affirmative vote of a majority of our board directors, which must include a majority of our independent directors. Subject to any other special rights applicable to the stockholders, prior to our initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors that includes any directors representing our sponsor then on our board of directors, or by holders of a majority of the outstanding shares of our Class B common stock.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent within one year of our initial public offering. Our board of directors has determined that each of Carol P. Lowe, Brian Lee and David Rye is an “independent director” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Until the earlier of the consummation of our initial business combination and our liquidation, we pay our sponsor $10,000 per month for secretarial and administrative services provided to members of our management team. In addition, our sponsor, executive officers and directors, or any of their respective affiliates is reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, executive officers, directors, advisory board members or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors, executive officers and advisory board members for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. At the closing of our initial business combination, we may pay members of our advisory board a finder’s fee, in the form of cash, common stock or warrants, or a combination thereof, subject to post-closing price target. We also may engage TCW, or another affiliate of our sponsor, as our lead financial advisor in connection with our initial business combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. Other than the reimbursements and fees outlined in this paragraph, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

The members of our audit committee are Brian Lee, David Rye and Carol P. Lowe, and Carol P. Lowe serves as the chair the audit committee. Our board of directors has determined that each of Brian Lee, David Rye and Carol P. Lowe are independent under the NYSE listing standards and applicable SEC rules for the purposes of serving on the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Carol P. Lowe qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management experience.

The audit committee is responsible for:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre- approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality- control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Carol P. Lowe, David Rye, and Brian Lee, and Carol P. Lowe serves as the chair of the compensation committee. Our board of directors has determined that each of Carol P. Lowe, David Rye, and Brian Lee are independent.

The compensation committee is responsible for:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any) evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month, for up to 24 months, for secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Carol P. Lowe, David Rye, and Brian Lee, and Carol P. Lowe serves as the chair of the nominating and corporate governance committee. Under the NYSE listing standards, we are required to have a nominating and corporate governance committee composed entirely of independent directors. Our board of directors has determined that each of Carol P. Lowe, David Rye, and Brian Lee are independent.

The nominating and corporate governance committee is responsible for:

●	screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct applicable to our directors, officers and employees. A copy of the Code of Ethics and Business Conduct will be provided without charge upon request from us and is posted on our website www.tcwspac.com. If we make any amendments to our Code of Ethics and Business Conduct, other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics and Business Conduct applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, we will disclose the nature of such amendment or waiver on our website and/or in a Current Report on Form 8-K. The information included on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Below is a table summarizing certain entities to which our executive officers and directors currently have fiduciary duties or contractual obligations to another entity:

Individual	Entity	Entity’s Business	Affiliation
Joseph R. Shaposhnik	TCW Group	Asset Management	Managing Director and Portfolio Manager
Richard Villa	TCW Group	Asset Management	Chief Financial Officer
Leo L. Chan	TCW Group	Asset Management	Senior Vice President
Meredith Jackson	TCW Group	Asset Management	General Counsel
Brian Lee	LegalZoom.com ShoeDazzle.com	e-lawyering firm Online fashion subscription service	Founder Founder

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full- time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which they may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our sponsor holds founder shares and private placement warrants. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team and our board of directors have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame or during any Extension Period. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination and (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. Subject to certain limited exceptions, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors may own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment bank which is a member of FINRA or a valuation or appraisal firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. At the closing of our initial business combination, we may pay members of our advisory board a finder’s fee, in the form of cash, common stock or warrants, or a combination thereof, subject to post-closing price target. We also may engage TCW, or another affiliate of our sponsor, as our lead financial advisor in connection with our initial business combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions.

Therefore, our advisory board members and our sponsor may have additional financial interests in the completion of the initial business combination. These financial interests may influence the advice that any such advisory board member or affiliate of our sponsor provides us, which advice would contribute to our decision on whether to pursue a business combination with any particular target. Other than the foregoing, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination.

Further, we pay our sponsor $10,000 per month for secretarial and administrative services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

We cannot assure investors that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote any founder shares they hold and any shares they purchase in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We entered into agreements with our officers, directors and advisory board members to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they acquired in the initial public offering or thereafter (in the event we do not consummate an initial business combination), our officers, directors and advisory board members have agreed to waive (and any other persons who may become an officer, director or advisory board member prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account, and not to seek recourse against the trust account for any reason whatsoever, including with respect to such indemnification.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers, directors and advisory board members.

Delinquent Section 16(a) Reports

Based solely upon our review of the Section 16(a) filings that have been furnished to us, we believe that all filings required to be made under Section 16(a) during the fiscal year ended December 31, 2021 were timely made, except that one Form 3 was filed late by each of Brian Lee and David Rye.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. We pay monthly recurring expenses of $10,000 to an affiliate of our sponsor for secretarial and administrative services. Upon completion of the initial business combination or our liquidation, the Company will cease paying these monthly fees.

Our sponsor, executive officers, directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers, directors, advisory board members or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors, executive officers and advisory board members for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. At the closing of our initial business combination, we may pay members of our advisory board a finder’s fee, in the form of cash, common stock or warrants, or a combination thereof, subject to post-closing price target. We also may engage TCW, or another affiliate of our sponsor, as our lead financial advisor in connection with our initial business combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. Other than the reimbursements and fees outlined in this paragraph, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no compensation plans under which equity securities are authorized for issuance.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report on Form 10-K, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report on Form 10-K.

Name And Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
TCW Special Purpose Sponsor LLC (our sponsor)(2)(3)	11,598,325	20.0%
Glazer Capital, LLC(4)	4,274,888	9.2%
Triple8, LLC(5)	3,000,000	6.5%
Citadel Multi-Strategy Equities Master Fund Ltd.(6)	2,451,142	5.3%
Joseph R. Shaposhnik	—	—
Richard Villa	—	—
Leo L. Chan	—	—
Meredith Jackson	—	—
Carol P. Lowe	—	—
Brian Lee	—	—
David Rye	—	—
All executive officers and directors as a group (7 individuals)	—	—

(1)	Unless otherwise noted, the business address of each of the following is c/o TCW Special Purpose Acquisition Corp., 865 S. Figueroa St., Suite 1800, Los Angeles, CA 90017.
(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.
(3)	TCW Special Purpose Sponsor LLC is the record holder of the shares reported herein. TCW SPAC-1 Equity LLC is the sole managing member of TCW Special Purpose Sponsor LLC.

(4)	According to a Schedule 13G filed on February 14, 2022, (i) Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”), is the investment manager to certain funds and managed accounts that held the shares of Class A common stock, (ii) Mr. Paul J. Glazer is the managing member of Glazer Capital and (iii) the business address of Glazer Capital and Mr. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.
(5)

According to a Schedule 13G filed on March 11, 2021, (i) Triple8, LLC is indirectly controlled by Eldridge Industries, LLC, (ii) Todd L. Boehly is the indirect controlling member of Eldridge Industries, LLC, and in such capacity, may be deemed to have voting and dispositive power with respect to the shares of Class A common stock and (iii) the business address of Triple 8, LLC is One Security Benefit Place, Topeka, KS 66636 and the business address of Eldridge Industries, LLC and Mr. Boehly is 600 Steamboat Road, Floor 2, Greenwich, CT 06830.

(6)

According to a Schedule 13G filed on February 14, 2022, (i) Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”) and Citadel Securities LLC (“Citadel Securities”) directly hold the Class A shares, (ii) Citadel Advisors LLC (“Citadel Advisors”) is the portfolio manager for CM, (iii) Citadel Advisors Holdings LP (“CAH”) is the sole member of Citadel Advisors, (iv) Citadel GP LLC (“CGP”) is the general partner of CAH, (v) Citadel Securities Group LP (“CALC4”) is the non-member manager of Citadel Securities, (vii) Citadel Securities GP LLC (“CSGP”) is the general partner of CALC4, (viii) Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP (Mr. Griffin collectively with Citadel Advisors, CAH, CGP, Citadel Securities, CALC4 and CSGP, the “Citadel Stockholders”), and (ix) the business address of the Citadel Stockholders is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

Our sponsor beneficially owns 20.0% of the issued and outstanding shares of our common stock. Our sponsor will have the right to elect all of our directors prior to the consummation of our initial business combination as a result of holding all of the founder shares. In addition, because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

Our sponsor currently beneficially owns 11,598,325 founder shares. Concurrently with the completion of the initial public offering, our sponsor purchased an aggregate of 7,519,107 warrants at a price of $1.50 per warrant (inclusive of overallotment private placement warrants). Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

Our sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our relationships with our promoters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On December 22, 2020, our sponsor purchased an aggregate 7,187,500 founder shares for a total purchase price of $25,000, or approximately $0.003 per share. In January, February and March of 2021, we effected stock splits resulting in our sponsor holding an aggregate of 12,937,500 founder shares. On March 5, 2021, the underwriters exercised the over-allotment option and purchased an additional 1,393,299 units in connection with our initial public offering. As a result, 1,339,175 founder shares were forfeited.

With certain limited exceptions, the founder shares are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with our sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their Class A common stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the initial public offering, our sponsor purchased an aggregate of 7,333,333 private placement warrants at a price of $1.50 per warrant, for an aggregate purchase price of approximately $11 million. On March 5, 2021, in connection with the underwriter’s purchase of the over-allotment, the Company sold an additional 185,774 private placement warrants to the sponsor at a price of $1.50 per private placement warrant, generating gross proceeds of $278,661. Each private placement warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the private placement warrants were added to the net proceeds from the initial public offering held in the trust account. If the Company does not complete a business combination by March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred), the proceeds from the sale of the private placement warrants held in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

Contingent Warrants

In December 2021, our board of directors approved an amendment to a contract to increase the number of warrants issuable to a person affiliated with us from 100,000 warrants to 600,000 warrants. The warrant issuance is contingent upon our completion of a business combination. Accordingly, no expense has been recorded as of December 31, 2021.

Financial Advisory Agreement

On August 9, 2021, we entered into an agreement with TAMCO, an affiliate of our sponsor, to provide strategic advice and assistance to us in connection with a business combination, including providing assistance in connection with the financing of the business combination. As consideration for the services to be rendered, we have agreed to pay TAMCO (a) a transaction fee equal to 50% of the aggregate merger & acquisition financial advisory fees paid or payable in connection with a business combination, payable at or promptly following the closing of a business combination; and (b) a placement fee equal to 20% of the aggregate placement fees paid or payable in connection with any PIPE financing raised as part of a business combination, payable at or promptly following the closing of a business combination. In addition to such fees, we will reimburse TAMCO for TAMCO’s reasonable, documented and customary out-of-pocket expenses (including reasonable legal and other professional fees, expenses and disbursements) incurred in connection with the services to be provided by TAMCO, up to an amount not to exceed $50,000. If we do not complete a business combination within the combination period, neither we nor TAMCO shall have any liability or continuing obligation to the other party except for any fees accrued and expenses incurred by TAMCO. There were no costs accrued under the advisory agreement as of December 31, 2021.

Administrative Support Agreement

Commencing on the date of the initial public offering, the Company entered into an agreement with the sponsor whereby, the Company agreed to pay the sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of a business combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company incurred $100,000 of such fees.

Promissory Note

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

Related Party Loans

In order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required in (i.e., Working Capital Loans). If the Company completes a business combination, the company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants.

On June 17, 2021, the Company entered into a $2,000,000 Working Capital Loan with TCW Asset Management Company LLC, an affiliate of the sponsor. The Working Capital Loan bears no interest and is payable upon the consummation of the initial business combination or the winding up of the Company.

As of December 31, 2021, the Company had not drawn any amount on the Working Capital Loan. On January 6, 2022 and February 16, 2022, the Company drew $300,000 and $200,000, respectively, from the Working Capital Loan with TAMCO.

Advance from Related Party

On February 25, 2021, the sponsor advanced $1,201,000 to the Company to cover the purchase of additional private placement warrants if the over-allotment in connection with the initial public offering was exercised in full. On March 4, 2021, the underwriters notified the Company of their intention to exercise the over-allotment option. Upon the closing of the over-allotment, the Company utilized the advance from the sponsor to issue an additional 185,774 private placement warrants for an aggregate of $278,661. On March 9, 2021, the Company repaid the remaining advance from related party of $922,339.

Commitment Letter

On March 31, 2022, TAMCO signed commitment letter pursuant to which TAMCO committed to sustaining the Company, at a minimum, for a period of one year from March 31, 2022 by providing cash infusions for working capital shortfalls, as necessary.

Registration and Stockholder Rights Agreement

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

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who may be a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees.

Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent within one year of our initial public offering. Our board of directors has determined that Carol P. Lowe, David Rye, and Brian Lee each are an “independent director” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the year ended December 31, 2021 and for the period from December 21, 2020 (inception) through December 31, 2020:

	For the period from December 20, 2020 (date of inception) through December 31, 2020	For the year ended December 31, 2021
Audit Fees(1)	$15,000	$93,000
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total Fees	$15,000	$93,000

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our interim financial statements, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation, previously filed as Exhibit 3.1 to our Current Report on Form 8-K on March 4, 2021 and incorporated by reference herein.
3.2	Bylaws, previously filed with the SEC on March 4, 2021 as Exhibit 3.2 to our Current Report on Form 8-K and incorporated by reference herein.
4.1	Specimen Unit Certificate, previously filed with the SEC on February 12, 2021 as Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-252775) and incorporated by reference herein.
4.2	Specimen Class A Common Stock Certificate, previously filed with the SEC on February 12, 2021 as Exhibit 4.2 to our Registration Statement on Form S-1(File No. 333-252775) and incorporated by reference herein.
4.3	Specimen Warrant Certificate, previously filed with the SEC on February 23, 201 as Exhibit 4.3 to our Registration Statement on Form S-1 (File No. 333-252775) and incorporated by reference herein.
4.4	Warrant Agreement, dated March 1, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, previously filed with the SEC on March 4, 2021 as Exhibit 4.1 to our Current Report on Form 8-K and incorporated by reference herein.
4.5	Description of the Company’s Securities
10.1	Letter Agreement, dated March 1, 2021, by and among the Sponsor and the Company’s officers and directors, previously filed with the SEC on March 4, 2021 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated by reference herein.
10.2	Letter Agreement, dated March 15, 2021, between the Company and Mr. Lee, previously filed with the SEC on March 16, 2021 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated by reference herein.
10.3	Letter Agreement, dated June 17, 2021, between the Company and Mr. Rye, previously filed with the SEC on June 17, 2021 as Exhibit 10.2 to our Current Report on Form 8-K and incorporated by reference herein.
10.4	Investment Management Trust Agreement, dated March 1, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee, previously filed with the SEC on March 4, 2021 as Exhibit 10.2 to our Current Report on Form 8-K and incorporated by reference herein.
10.5	Registration Rights Agreement, dated March 1, 2021, by and among the Company, the Sponsor and certain other security holders party thereto, previously filed with the SEC on March 4, 2021 as Exhibit 10.3 to our Current Report on Form 8-K and incorporated by reference herein.
10.6	Private Placement Warrants Purchase Agreement, dated March 1, 2021, between the Company and the Sponsor, previously filed with the SEC on March 4, 2021 as Exhibit 10.4 to our Current Report on Form 8-K and incorporated by reference herein.
10.7	Administrative Services Agreement, dated March 1, 2021, between the Company and the Sponsor, previously filed with the SEC on March 4, 2021 as Exhibit 10.5 to our Current Report on Form 8-K and incorporated by reference herein.

Exhibit Number	Description
10.8	Indemnity Agreement, dated March 1, 2021, between the Company and Joseph R. Shaposhnik, previously filed with the SEC on March 4, 2021 as Exhibit 10.6 to our Current Report on Form 8-K and incorporated by reference herein.
10.9	Indemnity Agreement, dated March 1, 2021, between the Company and Richard Villa, previously filed with the SEC on March 4, 2021 as Exhibit 10.7 to our Current Report on Form 8-K and incorporated by reference herein.
10.10	Indemnity Agreement, dated March 1, 2021, between the Company and Leo L. Chen, previously filed with the SEC on March 4, 2021 as Exhibit 10.8 to our Current Report on Form 8-K and incorporated by reference herein.
10.11	Indemnity Agreement, dated March 1, 2021, between the Company and Meredith Jackson, previously filed with the SEC on March 4, 2021 as Exhibit 10.9 to our Current Report on Form 8-K and incorporated by reference herein.
10.12	Indemnity Agreement, dated March 1, 2021, between the Company and Carol P. Lowe, previously filed with the SEC on March 4, 2021 as Exhibit 10.10 to our Current Report on Form 8-K and incorporated by reference herein.
10.13	Indemnity Agreement, dated March 15, 2021, between the Company and Mr. Lee, previously filed with the SEC on March 16, 2021 as Exhibit 10.2 to our Current Report on Form 8-K and incorporated by reference herein.
10.14	Indemnity Agreement, dated June 17, 2021, between the Company and Mr. Rye, previously filed with the SEC on June 17, 2021 as Exhibit 10.3 to our Current Report on Form 8-K and incorporated by reference herein.
10.15	Promissory Note, dated June 17, 2021, between the Company and TCW Asset Management Company LLC, previously filed with the SEC on June 17, 2021 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated by reference herein.
24.1	Power of Attorney (including on the signature page herein).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.DRF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

Not applicable

TCW SPECIAL PURPOSE ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 688)	F-2
Balance Sheets as of December 31, 2021 and December 31, 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from December 21, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2021 and for the period from December 21, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from December 21, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

TCW Special Purpose Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of TCW Special Purpose Acquisition Corp (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from December 21, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from December 21, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, if the Company does not complete a business combination by March 4, 2023, and an extension has not been effected, there will be a mandatory liquidation and subsequent dissolution of the Company. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

West Palm Beach, FL
March 31, 2022

TCW SPECIAL PURPOSE ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$123,154	$—
Prepaid expenses	585,792	—
Total current assets	708,946	—
Deferred offering costs	—	80,390
Prepaid insurance - noncurrent	95,357	—
Investments held in Trust Account	463,956,966	—
Total assets	$464,761,269	$80,390

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$233,391	$—
Accrued offering costs	179,100	47,890
Accrued expenses	633,732	1,000
Accrued expenses - related party	100,000	—
Franchise tax payable	173,749	—
Promissory note - related party	—	7,500
Total current liabilities	1,319,972	56,390
Warrant liabilities	14,019,959	—
Deferred underwriting fee payable	16,237,655	—
Total liabilities	31,577,586	56,390

Commitments and Contingencies (Note 6)

Class A common stock, $0.0001 par value, subject to possible redemption; 46,393,299 and no shares at redemption value as of December 31, 2021 and December 31, 2020, respectively	463,932,990	—

Stockholders’ Equity/(Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued as of December 31, 2021 and December 31, 2020; no shares outstanding (excluding 46,393,299 and no shares subject to possible redemption) as of December 31, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 11,598,325 and 12,937,500 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	1,160	1,294
Additional paid-in capital	—	23,706
Accumulated deficit	(30,750,467)	(1,000)
Total stockholders’ equity/(deficit)	(30,749,307)	24,000
Total liabilities and stockholders’ equity/(deficit)	$464,761,269	$80,390

The accompanying notes are an integral part of these financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from December 21, 2020 (inception) through December 31, 2020
Operating and formation costs	$1,666,061	$1,000
Expensed offering costs	1,323,595	—
Franchise tax expense	173,749	—
Loss from operations	(3,163,405)	(1,000)
Interest income on investments held in Trust Account	23,976	—
Change in fair value of warrant liabilities	20,225,521	—
Change in fair value of over-allotment option liability	99,884	—
Gain on expiration of over-allotment option liability	17,404	—
Net income (loss)	$17,203,380	$(1,000)

Basic and diluted weighted average shares outstanding, Class A common stock	38,381,872	—
Basic net income per share, Class A common stock	$0.34	$—
Diluted net income per share, Class A common stock	$0.34	$—
Basic weighted average shares outstanding, Class B common stock	11,537,249	11,250,000
Basic net income (loss) per share, Class B common stock	$0.34	$(0.00)
Diluted weighted average shares outstanding, Class B common stock	11,598,325	11,250,000
Diluted net income (loss) per share, Class B common stock	$0.34	(0.00)

The accompanying notes are an integral part of these financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 21, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	12,937,500	1,294	23,706	—	25,000
Net loss	—	—	—	—	—	(1,000)	(1,000)
Balance - December 31, 2020	—	—	12,937,500	1,294	23,706	(1,000)	24,000
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	75,186	—	75,186
Remeasurement of Class A common stock to redemption amount	—	—	—	—	(98,892)	(47,952,981)	(48,051,873)
Forfeiture of Class B common stock	—	—	(1,339,175)	(134)	—	134	—
Net income	—	—	—	—	—	17,203,380	17,203,380
Balance - December 31, 2021	—	$—	11,598,325	$1,160	$—	$(30,750,467)	$(30,749,307)

The accompanying notes are an integral part of these financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from December 21, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$17,203,380	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Expensed offering costs	1,323,595	—
Interest income on Trust Account	(23,976)	—
Change in fair value of warrant liabilities	(20,225,521)	—
Change in fair value of over-allotment option liability	(99,884)	—
Gain on expiration of over-allotment option liability	(17,404)	—
Changes in operating assets and liabilities:
Prepaid expenses	(681,149)	—
Accounts payable	233,391	—
Accrued expenses	632,732	1,000
Accrued expenses - related party	100,000	—
Franchise tax payable	173,749	—
Net cash used in operating activities	(1,381,087)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(463,932,990)	—
Net cash used in investing activities	(463,932,990)	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	165,058	—
Repayment of promissory note - related party	(172,558)	—
Advance from related party	922,339	—
Repayment of advance from related party	(922,339)
Proceeds from initial public offering, net of underwriter’s discount paid	454,654,330	—
Proceeds from sale of Private Placement Warrants	11,278,661	—
Payment of offering costs	(488,260)	—
Net cash provided by financing activities	465,437,231	—

Net change in cash	123,154	—
Cash - beginning of period	—	—
Cash - end of period	$123,154	$—

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A common stock subject to redemption to redemption value	$48,051,873	$—
Deferred underwriting fee payable	$16,237,655	$—
Offering costs included in accrued offering costs	$131,210	$—
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$80,390	$—
Forfeiture of Class B common stock	$134	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000
Deferred offering costs included in accrued offering costs	$—	$47,890
Deferred offering costs included in promissory note - related party	$—	$7,500

The accompanying notes are an integral part of these financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the year ended December 31, 2021 and for the period from December 21, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering and non-operating income or expense in the form of changes in the fair value of warrant liabilities.

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

On March 4, 2021, the underwriters notified the Company of their intention to exercise their over-allotment option. As such, on March 5, 2021, the Company consummated the sale of an additional 1,393,299 Units, at $10.00 per Unit, and the sale of an additional 185,774 Private Placement Warrants, at $1.50 per Private Placement Warrant, generating total gross proceeds of $14,211,651. A total of $13,932,990 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $463,932,990.

Transaction costs related to the issuances described above amounted to $26,333,464, consisting of $9,278,660 of cash underwriting fees, $16,237,655 of deferred underwriting fees, $117,289 of the costs connected to the over-allotment option, and $699,860 of other costs. In addition, as of December 31, 2021, $123,154 of cash was held outside of the Trust Account and is available for working capital purposes.

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

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its second amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed to waive (i) redemption rights with respect to any Founder Shares and Public Shares held in connection with the completion of an initial Business Combination, (ii) redemption rights with respect to any Founder Shares and Public Shares held in connection with a stockholder vote to approve an amendment to the Amended and Restated Certificate of Incorporation to modify the substance or timing of our obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of Public Shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the Initial Public Offering or with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity and (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held if the Company fails to complete an initial Business Combination within 24 months from the closing of the Initial Public Offering or any extended period of time that the Company may have to consummate an initial Business Combination.

The Company will have until March 4, 2023 to complete a Business Combination, which period can be extended to (i) June 4, 2023 if an agreement in principle or definitive agreement for a Business Combination (an “Agreement in Principle Event”) is in place as of March 4, 2023 or (ii) any extended period of time that the Company may have to consummate a Business Combination as a result of an amendment to the amended and restated certificate of incorporation (as so extended, the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of remaining stockholders and board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Going Concern

As of December 31, 2021, the Company had $123,154 in cash held outside of the Trust Account and a working capital deficit of $611,026.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of $300,000 under an unsecured and non-interest bearing promissory note (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account and proceeds available to the Company under the Working Capital Loan (as defined in Note 5) with TCW Asset Management Company LLC (“TAMCO”), an affiliate of the Sponsor. On January 6, 2022 and February 16, 2022, the Company drew $300,000 and $200,000, respectively, from the Working Capital Loan with TAMCO (see Note 11). In addition, on March 31, 2022, TAMCO signed a commitment letter (the "Commitment Letter") pursuant to which TAMCO committed to sustaining the Company, at a minimum, for a period of one year from March 31, 2022 by providing cash infusions for working capital shortfalls, as necessary (see Note 11).

The Company will have until March 4, 2023 to complete a Business Combination, which period can be extended to (i) June 4, 2023 if an Agreement in Principle Event for a Business Combination is in place as of March 4, 2023 or (ii) any extended period of time that the Company may have to consummate a Business Combination as a result of an amendment to the amended and restated certificate of incorporation. If a Business Combination is not consummated by March 4, 2023 and an extension has not been effected as described above, there will be a mandatory liquidation and subsequent dissolution of the Company.

Management has determined that, solely due to the mandatory liquidation and subsequent dissolution should a Business Combination or extension not occur by March 4, 2023, there is substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these financial statements are issued. Management plans to address this uncertainty through a Business Combination or extension as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination or extension will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The initial valuation of the Public Warrants (as defined in Note 3), Private Placement Warrants, and Class A common stock subject to redemption required management to exercise significant judgement in its estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and December 31, 2020.

Investments Held in Trust Account

As of December 31, 2021, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities.

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Common Stock Subject to Possible Redemption

All of the 46,393,299 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

As of December 31, 2021, the Class A common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$463,932,990
Less:
Proceeds allocated to Public Warrants	(23,042,005)
Issuance costs allocated to Class A common stock	(25,009,868)
Plus:
Remeasurement of carrying value to redemption value	48,051,873
Class A common stock subject to possible redemption	$463,932,990

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”) and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $26,333,464 as a result of the Initial Public Offering (consisting of a $9,278,660 underwriting fee, $16,237,655 of deferred underwriting fees, $117,289 of the costs connected to the over-allotment option, and $699,860 of other offering costs). The Company recorded $25,009,868 of offering costs as a reduction of temporary equity in connection with the shares of Class A common stock included in the Units. The Company immediately expensed $1,323,596 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The remeasurement of Class A common stock subject to redemption to redemption value is excluded from the earnings per share as the redemption value approximates fair value. Class B common stock subject to forfeiture is not considered in the calculation of diluted income (loss) per share until the forfeiture contingency has lapsed (see Note 8). The Company has not considered the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 22,983,540 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The remeasurement of Class A common stock subject to redemption to redemption value is excluded from the earnings per share as the redemption value approximates fair value. Class B common stock subject to forfeiture is included in the calculation of basic income (loss) per share as of the date that the forfeiture contingency has lapsed (see Note 8). Class B common stock subject to forfeiture is included in the calculation of diluted income (loss) per share as of the beginning of the interim period in which the forfeiture contingency lapsed. The Company has not considered the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 22,983,540 shares in the calculation of diluted income (loss) per share since the exercise of the warrants are contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Year ended December 31, 2021		For the Period from December 21, 2020 (inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) - Basic	$13,227,355	$3,976,025	$—	$(1,000)
Effect of dilutive securities:
Class B common stock subject to forfeiture	(16,164)	16,164	—	—
Net income (loss) - Diluted	$13,211,191	$3,992,189	$—	$(1,000)

Denominator:
Weighted average shares outstanding - Basic	38,381,872	11,537,249	—	11,250,000
Effect of dilutive securities:
Class B common stock subject to forfeiture	—	61,076	—	—
Weighted average shares outstanding - Diluted	38,381,872	11,598,325	—	11,250,000

Basic net income (loss) per share	$0.34	$0.34	—	$(0.00)
Diluted net income (loss) per share	$0.34	$0.34	—	$(0.00)

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

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for emerging growth companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the fiscal year ended December 31, 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 46,393,299 Units, which includes the exercise by the underwriters of their over-allotment option in the amount of 1,393,299, at $10.00 per Unit, generating gross proceeds of $463,932,990. Each Unit consisted of one share of the Company’s Class A common stock, $0.0001 par value, and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,333,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant (for an aggregate purchase price of $11,000,000). On March 4, 2021, the underwriters notified the Company of their intention to exercise the over-allotment option, resulting in the Sponsor paying an aggregate of $278,661 in exchange for an additional 185,774 Private Placement Warrants. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In December 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 7,187,500 shares of Class B common stock (the “Founder Shares”). In January 2021, the Company effected a 1:1.20 stock split of Class B common stock, resulting in an aggregate of 8,625,000 shares of Class B common stock issued and outstanding. In February 2021, the Company effected a 1:1.33 stock split of Class B common stock, resulting in an aggregate of 11,500,000 shares of Class B common stock issued and outstanding. In March 2021, the Company effected a 1:1.125 stock split of Class B common stock, resulting in an aggregate of 12,937,500 shares of Class B common stock issued and outstanding. The Founder Shares included an aggregate of up to 1,687,500 shares subject to forfeiture, on a pro rata basis, to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On March 5, 2021, the underwriters exercised the over-allotment option and purchased an additional 1,393,299 Units (see Note 6), leaving 1,339,175 shares of Class B common stock subject to forfeiture as of March 31, 2021. In April 2021, the term of the over-allotment option expired. As a result, 1,339,175 shares of Class B common stock were forfeited.

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

Promissory Note - Related Party

On December 28, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company had access to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of June 30, 2021 or the completion of the Initial Public Offering. The balance outstanding under the Promissory Note as of December, 31 2020 was $7,500. The Company borrowed an additional $165,058 under the Promissory Note during 2021, prior to the Initial Public Offering. The outstanding balance under the Promissory Note of $172,558 was repaid on March 9, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”).

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

On June 17, 2021, the Company entered into a $2,000,000 Working Capital Loan with TAMCO. The Working Capital Loan bears no interest and is payable upon the consummation of the initial Business Combination or the winding up of the Company. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

As of December 31, 2021, the Company had not drawn any amount on the Working Capital Loan. On January 6, 2022 and February 16, 2022, the Company drew $300,000 and $200,000, respectively, from the Working Capital Loan with TAMCO.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Under this agreement, $100,000 and $0 of expenses were incurred during the year ended December 31, 2021 and for the period from December 21, 2020 (inception) through December 31, 2020, respectively, and are included in operating and formation costs in the statements of operations. As of December 31, 2021, $100,000 related to this agreement is recorded in accrued expenses - related party on the balance sheet.

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

Contingent Warrants

In December 2021, the board of directors approved an amendment to a contract to increase the number of warrants issuable to a person affiliated with the Company from 100,000 warrants to 600,000 warrants. The warrant issuance is contingent upon the Company’s completion of a Business Combination. Accordingly, no expense has been recorded as of December 31, 2021. Each warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share. The warrants, when issued, will have the same rights, and will otherwise be subject to the same terms, restrictions, limitations, and conditions as the Public Warrants.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants) have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Financial Advisory Agreement

On August 9, 2021, the Company entered into an agreement with TAMCO, an affiliate of the Sponsor, to provide strategic advice and assistance to the Company in connection with a Business Combination, including providing assistance in connection with the financing of the Business Combination. As consideration for the services to be rendered, the Company has agreed to pay TAMCO (a) a transaction fee equal to 50% of the aggregate merger and acquisition financial advisory fees paid or payable in connection with a Business Combination, payable at or promptly following the closing of a Business Combination; and (b) a placement fee equal to 20% of the aggregate placement fees paid or payable in connection with any Private Investment in Public Equity (“PIPE”) financing raised as part of a Business Combination, payable at or promptly following the closing of a Business Combination. In addition to such fees, the Company will reimburse TAMCO for TAMCO’s reasonable, documented and customary out-of-pocket expenses (including reasonable legal and other professional fees, expenses and disbursements) incurred in connection with the services to be provided by TAMCO, up to an amount not to exceed $50,000. If the Company does not complete a Business Combination within the Combination Period, neither the Company nor TAMCO shall have any liability or continuing obligation to the other party except for any fees accrued and expenses incurred by TAMCO. There were no costs accrued under the advisory agreement as of December 31, 2021.

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

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to its Sponsor or its affiliates, without taking into account any Founder Shares held by its Sponsors or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described above under Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00 will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above under Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00 will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

As of December 31, 2021, there were 15,464,433 Public Warrants and 7,519,107 Private Placement Warrants outstanding. No warrants were outstanding as of December 31, 2020. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. There was no change in the classification of warrant liabilities as of December 31, 2021.

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. As of December 31, 2021 and December 31, 2020, there were 46,393,299 and no shares of Class A common stock issued and outstanding, including 46,393,299 and no shares of Class A common stock subject to possible redemption, respectively.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2021 and December 31, 2020, there were 11,598,325 and 12,937,500 shares of Class B common stock issued and outstanding, respectively.

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

In January 2021, the Company effected a 1:1.20 stock split of Class B common stock, resulting in an aggregate of 8,625,000 shares of Class B common stock issued and outstanding. In February 2021, the Company effected a 1:1.33 stock split of Class B common stock, resulting in an aggregate of 11,500,000 shares of Class B common stock issued and outstanding. In March 2021, the Company effected a 1:1.125 stock split of Class B common stock, resulting in an aggregate of 12,937,500 shares of Class B common stock issued and outstanding. In April 2021, the term of the over-allotment option expired. As a result, 1,339,175 shares of Class B common stock were forfeited.

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

NOTE 9. INCOME TAX

The provision for income taxes was deemed to be de minimis for the period from December 21, 2020 (inception) through December 31, 2020. The Company’s net deferred tax assets (liabilities) as of December 31, 2021 are as follows:

Deferred tax assets:
Start-up costs	$349,872
Net operating loss carryforwards	31,453
Total deferred tax assets	381,325
Valuation allowance	(381,325)
Deferred tax assets, net of allowance	$—

The income tax provision for the year ended December 31, 2021 consists of the following:

Federal
Current	$—
Deferred	(381,325)
State
Current	—
Deferred	—
Change in valuation allowance	381,325
Income tax provision	$—

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

As of December 31, 2021, the Company has available U.S. federal operating loss carry forwards of $149,774 that may be carried forward indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $381,325.

A reconciliation of the federal income tax rate to the Company’s effective tax rate as of December 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of derivative warrant liabilities	(24.8)%
Non-deductible transaction costs	1.6%
Change in valuation allowance	2.2%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction which remain open and subject to examination.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$463,956,966	$463,956,966	$—	$—
Liabilities
Warrant liability – Public Warrants	$9,433,304	$9,433,304	$—	$—
Warrant liability – Private Placement Warrants	$4,586,655	$—	$4,586,655	$—

The Company utilized a Monte Carlo simulation model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants beginning April 21, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker TSPQ WS. The quoted price of the Public Warrants was $0.61 per warrant as of December 31, 2021.

The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement Warrant liability is determined using Level 3 inputs. Inherent in an options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The expected volatility as of the date of the Initial Public Offering was derived from observable share pricing of companies operating in the Company’s target industries and comparable ‘blank-check’ companies without an identified target. The expected volatility as of December 31, 2021 was implied from the Company’s own Public Warrant pricing. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. As of December 31, 2021 the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended June 30, 2021 after the Public Warrants were separately listed and traded, as described above. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the three months ended June 30, 2021 due to the use of an observable market quote for a similar asset in an active market.

TCW SPECIAL PURPOSE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table provides the significant inputs used in the Monte Carlo Simulation to measure the fair value of the Public Warrants at issuance:

As of March 4, 2021 (Initial Measurement)
Stock price	$10.03
Strike price	$11.50
Probability of completing a Business Combination	83.0%
Expected life of the option to convert (in years)	6.6
Volatility	5.0% pre-merger / 23.5% post-merger
Risk-free rate	1.1%
Fair value of warrants, per whole warrant	$1.49

The following table provides the significant unobservable inputs used in the Modified Black-Scholes model to measure the fair value of the Private Placement Warrants at issuance:

As of March 4, 2021 (Initial Measurement)
Stock price	$10.03
Strike price	$11.50
Probability of completing a Business Combination	83.0%
Dividend yield	—%
Remaining term (in years)	6.6
Volatility	20.1%
Risk-free rate	1.1%
Fair value of warrants, per whole warrant	$1.49

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of December 31, 2020	$—
Initial measurement as of March 4, 2021	33,276,670
Initial measurement of over-allotment warrants	968,810
Transfer of Public Warrants to Level 1 measurement	(22,732,717)
Transfer of Private Placement Warrants to Level 2 measurement	(11,053,088)
Change in fair value	(459,675)
Fair value as of December 31, 2021	$—

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $20,225,521 and $0 within change in fair value of warrant liabilities in the Statements of Operations for the year ended December 31, 2021 and for the period from December 21, 2020 (inception) through December 31, 2020, respectively. The gain on the change in fair value of warrant liabilities was due in large part to the decrease in the public traded price of the Public Warrants.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 6, 2022 and February 16, 2022, the Company drew $300,000 and $200,000, respectively, from the Working Capital Loan with TAMCO.

On March 31, 2022, TAMCO signed the Commitment Letter pursuant to which TAMCO committed to sustaining the Company, at a minimum, for a period of one year from March 31, 2022 by providing cash infusions for working capital shortfalls, as necessary.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on March 31, 2022.

TCW SPECIAL PURPOSE ACQUISITION CORP.

By:	/s/ Joseph R. Shaposhnik
Name:	Joseph R. Shaposhnik
Title:	Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph R. Shaposhnik and Richard Villa and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph R. Shaposhnik
Name:	Joseph R. Shaposhnik
Title:	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date:	March 31, 2022

/s/ Richard Villa
Name:	Richard Villa
Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
Date:	March 31, 2022

/s/ Meredith Jackson
Name:	Meredith Jackson
Title:	Director
Date:	March 31, 2022

/s/ Brian Lee
Name:	Brian Lee
Title:	Director
Date:	March 31, 2022

/s/ Carol P. Lowe
Name:	Carol P. Lowe
Title:	Director
Date:	March 31, 2022

/s/ David Rye
Name:	David Rye
Title:	Director
Date:	March 31, 2022