Form 10-Q
period 2022-03-31
TCW Special Purpose Acquisition Corp.
filed 2022-05-16
CIK 1838219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of May 11, 2022, there were 46,393,299 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 11,598,325 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

TCW SPECIAL PURPOSE ACQUISITION CORP.

i

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

TCW SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$32,693	$123,154
Prepaid expenses	594,660	585,792
Total current assets	627,353	708,946
Prepaid insurance - noncurrent	—	95,357
Investments held in Trust Account	463,995,536	463,956,966
TOTAL ASSETS	$464,622,889	$464,761,269

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$124,263	$233,391
Accrued offering costs	179,100	179,100
Accrued expenses	864,686	633,732
Accrued expenses - related party	30,000	100,000
Franchise tax payable	50,000	173,749
Convertible promissory note - related party (at fair value)	96,600	—
Total current liabilities	1,344,649	1,319,972
Warrant liabilities	7,354,734	14,019,959
Deferred underwriting fee payable	16,237,655	16,237,655
Total Liabilities	24,937,038	31,577,586

Commitments and Contingencies (Note 7)

Class A common stock, $0.0001 par value, subject to possible redemption; 46,393,299 shares at redemption value as of March 31, 2022 and December 31, 2021	463,932,990	463,932,990

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 46,393,299 shares issued as of March 31, 2022 and December 31, 2021; no shares outstanding (excluding 46,393,299 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 11,598,325 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,160	1,160
Additional paid-in capital	347,100	—
Accumulated deficit	(24,595,399)	(30,750,467)
Total Stockholders’ Deficit	(24,247,139)	(30,749,307)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$464,622,889	$464,761,269

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Operating and formation costs	$555,027	$99,216
Expensed offering costs	—	1,323,595
Franchise tax expense	50,000	49,315
Loss from operations	(605,027)	(1,472,126)
Interest income on investments held in Trust Account	38,570	1,705
Change in fair value of warrant liabilities	6,665,225	459,675
Change in fair value of over-allotment option liability	—	96,857
Change in fair value of convertible promissory note - related party	56,300	—
Net income (loss)	$6,155,068	$(913,889)

Basic and diluted weighted average shares outstanding, Class A common stock	46,393,299	13,902,509
Basic and diluted net income (loss) per share, Class A common stock	$0.11	$(0.04)
Basic and diluted weighted average shares outstanding, Class B common stock	11,598,325	11,350,627
Basic and diluted net income (loss) per share, Class B common stock	$0.11	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	11,598,325	$1,160	$—	$(30,750,467)	$(30,749,307)
Proceeds received in excess of initial fair value of convertible promissory note - related party	—	—	—	—	347,100	—	347,100
Net income	—	—	—	—	—	6,155,068	6,155,068
Balance - March 31, 2022	—	$—	11,598,325	$1,160	$347,100	$(24,595,399)	$(24,247,139)

THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	12,937,500	$1,294	$23,706	$(1,000)	$24,000
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	75,186	—	75,186
Remeasurement of Class A common stock to redemption amount	—	—	—	—	(98,892)	(47,952,981)	(48,051,873)
Net loss	—	—	—	—	—	(913,889)	(913,889)
Balance - March 31, 2021	—	$—	12,937,500	$1,294	$—	$(48,867,870)	$(48,866,576)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$6,155,068	$(913,889)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Expensed offering costs	—	1,323,595
Interest income on Trust Account	(38,570)	(1,705)
Change in fair value of over-allotment option liability	—	(96,857)
Change in fair value of warrant liabilities	(6,665,225)	(459,675)
Change in fair value of convertible promissory note - related party	(56,300)	—
Changes in operating assets and liabilities:
Prepaid expenses	86,489	(1,134,938)
Accounts payable	(109,128)	—
Accrued expenses	230,954	45,227
Accrued expenses - related party	(70,000)	—
Franchise tax payable	(123,749)	49,315
Net cash used in operating activities	(590,461)	(1,188,927)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(463,932,990)
Net cash used in investing activities	—	(463,932,990)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	500,000	—
Proceeds from promissory note - related party	—	165,058
Repayment of promissory note - related party	—	(172,558)
Advance from related party	—	922,339
Repayment of advance from related party	—	(922,339)
Proceeds from initial public offering, net of underwriter’s discount paid	—	454,654,330
Proceeds from sale of Private Placement Warrants	—	11,278,661
Payment of offering costs	—	(239,085)
Net cash provided by financing activities	500,000	465,686,406

Net Change in Cash	(90,461)	564,489
Cash - Beginning of period	123,154	—
Cash - End of period	$32,693	$564,489

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A common stock to redemption amount - as restated	$—	$48,051,873
Initial classification of warrant liabilities	$—	$34,245,480
Deferred underwriting fee payable	$—	$16,237,655
Offering costs included in accrued offering costs	$—	$380,385
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$—	$80,390

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from December 20, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in a trust account from the proceeds derived from the Initial Public Offering and non-operating income or expense in the form of changes in the fair value of warrant liabilities and the convertible promissory note – related party.

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

Transaction costs related to the issuances described above amounted to $26,333,464, consisting of $9,278,660 of cash underwriting fees, $16,237,655 of deferred underwriting fees, $117,289 of the costs connected to the over-allotment option and $699,860 of other costs. In addition, as of March 31, 2022, $32,693 of cash was held outside of the Trust Account and is available for working capital purposes.

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

MARCH 31, 2022

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

The Sponsor has agreed to waive (i) redemption rights with respect to any Founder Shares and Public Shares held in connection with the completion of an initial Business Combination, (ii) redemption rights with respect to any Founder Shares and Public Shares held in connection with a stockholder vote to approve an amendment to the Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of Public Shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the Initial Public Offering or with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity and (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held if the Company fails to complete an initial Business Combination within 24 months from the closing of the Initial Public Offering or any extended period of time that the Company may have to consummate an initial Business Combination.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

The Company will have until March 4, 2023 to complete a Business Combination, which period can be extended to (i) June 4, 2023 if an agreement in principle or definitive agreement for a Business Combination (an “Agreement in Principle Event”) is in place as of March 4, 2023 or (ii) any extended period of time that the Company may have to consummate a Business Combination as a result of an amendment to the Amended and Restated Certificate of Incorporation (as so extended, the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of remaining stockholders and board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern

As of March 31, 2022, the Company had $32,693 in cash held outside of the Trust Account and a working capital deficit of $717,296.

While the Company expects to have sufficient access to additional sources of capital if necessary, other than the Working Capital Loan and Commitment Letter as described in Note 6, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary.

The Company will have until March 4, 2023 to complete a Business Combination, which period can be extended to (i) June 4, 2023 if an agreement in principle for a Business Combination is in place as of March 4, 2023 or (ii) any extended period of time that the Company may have to consummate a Business Combination as a result of an amendment to the Amended and Restated Certificate of Incorporation. If a Business Combination is not consummated by March 4, 2023 and an extension has not been effected as described above, there will be a mandatory liquidation and subsequent dissolution of the Company. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period (including any extended period of time as described above). The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the Company’s business objectives and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide, including increases in inflation and supply chain headwinds. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In the Company’s previously issued financial statements for the three months ended March 31, 2021, the Company did not record a liability for the underwriters’ 45-day option at the Initial Public Offering to purchase up to 6,750,000 additional Units. The Company subsequently evaluated the over-allotment option and determined that the option represented a liability under ASC 480.

In accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements; the Company evaluated the change and has determined that the related impact was not material to any previously presented financial statements. As such, the Company corrected the error in the financial statements for the year ended December 31, 2021, included in its Annual Report on Form 10-K and is reporting the revision to the prior year interim period in this Quarterly Report.

The impact of the revision on the condensed statement of operations for the three months ended March 31, 2021 was an increase in expensed offering costs and loss from operations of $5,825 and recognition of a gain on the change in fair value of the over-allotment option liability of $96,857, resulting in a net decrease to net loss of $91,032. There was no impact on previously reported earnings per share for the three months ended March 31, 2021. The revision had no impact to the Company’s net cash flows from operating activities or cash position for the three months ended March 31, 2021. The revision resulted in an increase of $111,463 in the Company’s previously reported remeasurement of Class A common stock to redemption amount in the condensed statement of stockholders’ equity (deficit) and non-cash investing and financing activities in the condensed statement of cash flows for the three months ended March 31, 2021.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information or footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K as filed with the SEC on March 31, 2022 (the “Annual Report”). The accompanying condensed balance sheet as of December 31, 2021 was derived from the audited balance sheet as of December 31, 2021 included in the Annual Report. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The initial valuation of the Public Warrants (as defined in Note 4), Private Placement Warrants, Class A common stock subject to redemption, and convertible promissory note – related party required management to exercise significant judgement in its estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company had operating cash (i.e. cash held outside the Trust Account) of $32,693 and $123,154, respectively.

Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities.

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

MARCH 31, 2022

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

As of March 31, 2022 and December 31, 2021, the Class A common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The initial fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes model (see Note 10).

Convertible Promissory Note - Related Party

The Company accounts for the convertible promissory notes under ASC 815. The Company has made the election under 815-15-25 to account for the notes under the fair value option. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the condensed statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the condensed statements of operations.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Interim income taxes are based on the estimated expected tax rate for the year. During the three months ended March 31, 2022 and 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was 0%, which differs from the statutory income tax rate of 21% due to the change in the fair value of the warrant liabilities and the change in valuation allowance.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The remeasurement of Class A common stock subject to redemption to redemption value is excluded from the earnings per share as the redemption value approximates fair value. Class B common stock subject to forfeiture is included in the calculation of basic income (loss) per share as of the date that the forfeiture contingency has lapsed (see Note 9). Class B common stock subject to forfeiture is included in the calculation of diluted income (loss) per share as of the beginning of the interim period in which the forfeiture contingency lapsed. The Company has not considered the effect of the Public Warrants, Private Placement Warrants and warrants issuable upon conversion of the Working Capital Loan (as defined in Note 6) to purchase an aggregate of 23,316,873 shares in the calculation of diluted income (loss) per share since the exercise of the warrants are contingent upon the occurrence of future events.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$4,924,054	$1,231,014	$(503,120)	$(410,769)
Denominator:
Basic and diluted weighted average shares outstanding	46,393,299	11,598,325	13,902,509	11,350,627
Basic and diluted net income (loss) per share	$0.11	$0.11	$(0.04)	$(0.04)

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for emerging growth companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the three months ended March 31, 2022 and 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In December 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 7,187,500 shares of Class B common stock (the “Founder Shares”). In January 2021, the Company effected a 1:1.20 stock split of Class B common stock, resulting in an aggregate of 8,625,000 shares of Class B common stock issued and outstanding. In February 2021, the Company effected a 1:1.33 stock split of Class B common stock, resulting in an aggregate of 11,500,000 shares of Class B common stock issued and outstanding. In March 2021, the Company effected a 1:1.125 stock split of Class B common stock, resulting in an aggregate of 12,937,500 shares of Class B common stock issued and outstanding. The Founder Shares included an aggregate of up to 1,687,500 shares subject to forfeiture, on a pro rata basis, to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On March 5, 2021, the underwriters exercised the over-allotment option to purchase an additional 1,393,299 Units (see Note 7), leaving 1,339,175 shares of Class B common stock subject to forfeiture as of March 31, 2021. In April 2021, the term of the over-allotment option expired. As a result, 1,339,175 shares of Class B common stock were forfeited.

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

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

Promissory Note - Related Party

On December 28, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company had access to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of June 30, 2021 or the completion of the Initial Public Offering. The balance outstanding under the Promissory Note as of December 31, 2020 was $7,500. The company borrowed an additional $165,058 under the Promissory Note during 2021, prior to the Initial Public Offering. The outstanding balance under the Promissory Note of $172,558 was repaid on March 9, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”).

On June 17, 2021, the Company entered into a $2,000,000 Working Capital Loan with TAMCO, an affiliate of the Sponsor. The Working Capital Loan bears no interest and is payable upon the consummation of the initial Business Combination or the winding up of the Company. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On January 6, 2022 and February 16, 2022 the Company drew $300,000 and $200,000, respectively, under the Working Capital Loan with TAMCO. The Working Capital Loan may be convertible into warrants of the post-Business Combination entity at the option of TAMCO at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. The fair value of the $300,000 draw on January 6, 2022 was estimated by the Company to be $104,600 at initial measurement. The $195,400 excess proceeds over fair value was recognized in additional paid-in capital. The fair value of the $200,000 draw on February 16, 2022 was estimated to be $48,300 at initial measurement. The $151,700 excess proceeds over fair value was recognized in additional paid-in capital. The aggregate fair value of the Working Capital Loan was estimated to be $96,600 at March 31, 2022.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Under this, $30,000 and $10,000 of expenses were incurred for the three months ended March 31, 2022 and 2021, respectively, and are included in operating and formation costs in the condensed statements of operations. As of March 31, 2022 and December 31, 2021, $30,000 and $100,000 related to this agreement is recorded in accrued expenses - related party on the condensed balance sheets.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Contingent Warrants

In December 2021, the board of directors approved an amendment to a contract to increase the number of warrants issuable to a person affiliated with the Company from 100,000 warrants to 600,000 warrants. The warrant issuance is contingent upon the Company’s completion of a Business Combination. Accordingly, no expense has been recorded as of March 31, 2022. Each warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share. The warrants, when issued, will have the same rights, and will otherwise be subject to the same terms, restrictions, limitations, and conditions as the Public Warrants.

Commitment Letter

On March 31, 2022, TAMCO signed a commitment letter (the "Commitment Letter") pursuant to which TAMCO committed to sustaining the Company, at a minimum, for a period of one year from March 31, 2022 by providing cash infusions for working capital shortfalls, as necessary.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (including the Working Capital Loan with TAMCO as discussed in Note 6) (and any Class A common stock issuable upon the exercise of the Private Placement Warrants) have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Financial Advisory Agreement

On August 9, 2021, the Company entered into an agreement with TAMCO, an affiliate of the Sponsor, to provide strategic advice and assistance to the Company in connection with a Business Combination, including providing assistance in connection with the financing of the Business Combination. As consideration for the services to be rendered, the Company has agreed to pay TAMCO (a) a transaction fee equal to 50% of the aggregate merger and acquisition financial advisory fees paid or payable in connection with a Business Combination, payable at or promptly following the closing of a Business Combination; and (b) a placement fee equal to 20% of the aggregate placement fees paid or payable in connection with any Private Investment in Public Equity financing raised as part of a Business Combination, payable at or promptly following the closing of a Business Combination. In addition to such fees, the Company will reimburse TAMCO for TAMCO’s reasonable, documented and customary out-of-pocket expenses (including reasonable legal and other professional fees, expenses and disbursements) incurred in connection with the services to be provided by TAMCO, up to an amount not to exceed $50,000. If the Company does not complete a Business Combination within the Combination Period, neither the Company nor TAMCO shall have any liability or continuing obligation to the other party except for any fees accrued and expenses incurred by TAMCO. There are no costs accrued under the advisory agreement as of March 31, 2022 and December 31, 2021.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

MARCH 31, 2022

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

MARCH 31, 2022

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

As of March 31, 2022 and December 31, 2021, there were 15,464,433 Public Warrants and 7,519,107 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. There was no change in the classification of warrant liabilities as of March 31, 2022 and December 31, 2021.

NOTE 9. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 46,393,299 of Class A common stock issued and outstanding, including 46,393,299 shares of Class A common stock subject to possible redemption.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 11,598,325 shares of Class B common stock issued and outstanding, respectively.

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

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$463,995,536	$463,995,536	$—	$—
Liabilities
Warrant liability – Public Warrants	$4,948,619	$4,948,619	$—	$—
Warrant liability – Private Placement Warrants	$2,406,115	$—	$2,406,115	$—
Convertible promissory note - related party	$96,600	$—	$—	$96,600
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$463,956,966	$463,956,966	$—	$—
Liabilities
Warrant liability – Public Warrants	$9,433,304	$9,433,304	$—	$—
Warrant liability – Private Placement Warrants	$4,586,655	$—	$4,586,655	$—

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants beginning April 21, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker TSPQ WS. The quoted price of the Public Warrants was $0.32 and $0.61 per warrant as of March 31, 2022 and December 31, 2021, respectively.

The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated initial fair value of the Private Placement Warrant liability is determined using Level 3 inputs. As of March 31, 2022 and December 31, 2021 the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of June 30, 2021 after the Public Warrants were separately listed and traded, as described above. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement as of June 30, 2021 due to the use of an observable market quote for a similar asset in an active market.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The following table provides the significant inputs used in the Modified Black-Scholes model to measure the fair value of the Private Placement Warrants:

As of March 4, 2021 (Initial Measurement)
Stock price	$10.03
Strike price	$11.50
Probability of completing a Business Combination	83.0%
Dividend yield	—%
Remaining term (in years)	6.6
Volatility	20.1%
Risk-free rate	1.1%
Fair value of warrants, per whole warrant	$1.49

The convertible promissory note - related party was valued using a combination of Black-Scholes and Discounted Cash Flows methods, which is considered to be a Level 3 fair value measurement. The estimated fair value of the convertible promissory note - related party was based on the following significant inputs:

	As of March 31, 2022	As of February 16, 2022 (Initial Measurement)	As of January 6, 2022 (Initial Measurement)
Warrant price	$0.32	$0.34	$0.60
Conversion price	$1.50	$1.50	$1.50
Expected term	0.9	1.1	1.2
Warrant volatility	94.0%	87.0%	85.0%
Risk free rate	1.5%	1.1%	0.5%
Discount rate	4.7%	4.3%	3.1%
Probability of completing a Business Combination	20.0%	25.0%	34.5%
Fair value of convertible promissory note – related party	$96,600	$48,300	$104,600

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of December 31, 2021	$—
Initial measurement of draw on convertible promissory note - related party on January 6, 2022	104,600
Initial measurement of draw on convertible promissory note - related party on February 16, 2022	48,300
Change in fair value	(56,300)
Fair value as of March 31, 2022	$96,600

Fair value as of December 31, 2020	$—
Initial measurement of warrants as of March 4, 2021	33,276,670
Initial measurement of over-allotment option	117,289
Initial measurement of over-allotment warrants	968,810
Change in fair value	(556,533)
Fair value as of March 31, 2021	$33,806,236

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $6,665,225 and $459,675 within change in fair value of warrant liabilities in the condensed statements of operations for the three months ended March 31, 2022 and 2021, respectively. The gain on the change in fair value of warrant liabilities was due in large part to the decrease in the public traded price of the Public Warrants. The Company recognized a gain on the change in fair value of convertible promissory note - related party of $56,300 in the condensed statement of operations for the three months ended March 31, 2022.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 6, 2022 and May 4, 2022, the Company drew an additional $200,000 each, for an aggregate of $400,000, from the Working Capital Loan with TAMCO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and Part II, Item 1A “Risk Factors” below. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on December 21, 2020 and formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We are an early stage and emerging growth company and, as such, are subject to all of the risks associated with early stage and emerging growth companies. We intend to effectuate our “initial business combination” using cash from the proceeds of our Initial Public Offering and the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from December 20, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering and non-operating income or expense in the form of changes in the fair value of warrant liabilities and the convertible promissory note – related party. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended March 31, 2022, we had net income of $6,155,068, which resulted from a gain on the change in fair value of warrant liabilities of $6,665,225, a gain on the change in fair value of the convertible promissory note – related party of $56,300, and interest income on investments held in the trust account in the amount of $38,570, partially offset by operating and formation costs of $555,027 and franchise tax expense of $50,000. The gains on the change in fair value of warrant liabilities was due in large part to the decrease in the publicly traded price of the Public Warrants. Operating and formation costs consisted of expenses as a result of being a public company (primarily for legal, financial reporting, accounting and auditing compliance), as well as expenses incurred in our search for an initial business combination.

For the three months ended March 31, 2021, we had a net loss of $913,889, which resulted from expensed offering costs of $1,323,595, operating and formation costs of $99,216 and franchise tax expense of $49,315, partially offset in part by a change in fair value of warrant liabilities of $459,675, a change in fair value of the over-allotment option liability of $96,857 and interest income on investments held in the Trust Account in the amount of $1,705.

Liquidity and Capital Resources

On March 4, 2021, we consummated the Initial Public Offering of 45,000,000 units generating gross proceeds to the Company of $450,000,000. Simultaneously with the closing of our Initial Public Offering, we completed the private sale of 7,333,333 Private Placement Warrants to our sponsor at a purchase price of $1.50 per warrant, generating gross proceeds of $11,000,000.

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

For the three months ended March 31, 2022, net cash used in operating activities was $590,461, which was due to a change in fair value of warrant liabilities of $6,665,225, change in fair value of convertible promissory note – related party of $56,300, and interest income on investments held in the trust account of $38,570, and a change in the fair value of convertible promissory note – related party of $56,300, partially offset by net income of $6,155,068 and net changes in working capital of $14,566.

For the three months ended March 31, 2021, net cash used in operating activities was $1,188,927, which was due to net changes in working capital of $1,040,396, net loss of $913,889, a change in fair value of warrant liabilities of $459,675, a change in the fair value of the over-allotment option liability of $96,857, and interest income on investments held in the trust account of $1,705, partially offset by expensed offering costs of $1,323,595 and net changes in working capital of $1,040,396.

For the three months ended March 31, 2021, net cash used in investing activities of 463,932,990 was the result of the amount of net proceeds from our Initial Public Offering being deposited to the trust account.

For the three months ended March 31, 2022 net cash provided by financing activities of $500,000 was solely comprised of $500,000 in proceeds from working capital loans with TAMCO.

Net cash provided by financing activities for the three months ended March 31, 2021 of $465,686,406 was comprised of $454,654,330 in proceeds from the issuance of Units in the Initial Public Offering net of underwriter’s discount paid, $11,278,661 in proceeds from the issuance of warrants in a private placement to our Sponsor, and proceeds from the issuance of a promissory note to our Sponsor of $165,058, partially offset by the payment of $239,085 for offering costs associated with the Initial Public Offering and repayment of the outstanding balance on the promissory note to our Sponsor of $172,558.

As of March 31, 2022 and December 31, 2021, we had cash of $32,693 and $123,154, respectively, held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

While we expect to have sufficient access to additional sources of capital if necessary, other than the Working Capital Loan described below under "Contractual Obligations" and a commitment letter with TAMCO pursuant to which TAMCO committed to sustaining the Company, at a minimum, for a period of one year from March 31, 2022 by providing cash infusions for working capital shortfalls, as necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary.

We will have until March 4, 2023 to complete our initial business combination, which period can be extended to (i) June 4, 2023 if an agreement in principle or definitive agreement for our initial business combination (an “Agreement in Principle Event”) is in place as of March 4, 2023 or (ii) any extended period of time that we may have to consummate our initial business combination as a result of an amendment to our amended and restated certificate of incorporation (as so extended, the “Combination Period”). If our initial business combination is not consummated by March 4, 2023 and an extension has not been effected as described above, there will be a mandatory liquidation and subsequent dissolution of the Company. Management plans to continue its efforts to consummate our initial business combination during the Combination Period.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued. There is no assurance that our plans to raise additional capital (to the extent ultimately necessary) or to consummate our initial business combination will be successful or successful within the Combination Period (including any extended period of time as described above). The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022 and December 31, 2021.

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

Financial Advisory Agreement

On August 9, 2021, we entered into an agreement with TAMCO, an affiliate of our sponsor, to provide strategic advice and assistance to us in connection with a business combination, including providing assistance in connection with the financing of the business combination. As consideration for the services to be rendered, we have agreed to pay TAMCO (a) a transaction fee equal to 50% of the aggregate merger & acquisition financial advisory fees paid or payable in connection with a business combination, payable at or promptly following the closing of a business combination and (b) a placement fee equal to 20% of the aggregate placement fees paid or payable in connection with any Private Investment in Public Equity financing raised as part of a business combination, payable at or promptly following the closing of a business combination. In addition to such fees, we will reimburse TAMCO for TAMCO’s reasonable, documented and customary out-of-pocket expenses (including reasonable legal and other professional fees, expenses and disbursements) incurred in connection with the services to be provided by TAMCO, up to an amount not to exceed $50,000. If we do not complete a business combination within the combination period, neither we nor TAMCO shall have any liability or continuing obligation to the other party except for any fees accrued and expenses incurred by TAMCO. There are no costs accrued under the advisory agreement as of March 31, 2022 and December 31, 2021.

Working Capital Loan

On June 17, 2021, we entered into a $2,000,000 Working Capital Loan with TAMCO, an affiliate of the Sponsor. The Working Capital Loan bears no interest and is payable upon the consummation of the initial Business Combination or the winding up of the Company. The Working Capital Loan would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On January 6, 2022 and February 16, 2022, the Company drew $300,000 and $200,000, respectively, under the Working Capital Loan with TAMCO. On April 6, 2022 and May 4, 2022, the Company drew an additional $200,000 each, for an aggregate of $400,000, from the Working Capital Loan with TAMCO. To date there is $900,000 outstanding under the Working Capital Loan.

Contingent Warrants

On July 12, 2021, our board of directors approved a contract to issue 100,000 warrants to a person affiliated with us. The warrant issuance is contingent upon our completion of a business combination. Accordingly, no expense has been recorded as of March 31, 2022 and December 31, 2021.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any changes to the critical accounting policies included in our annual report included in Form 10-K filed with the SEC on March 31, 2022, except as follows:

Convertible Promissory Note - Related Party

We account for the convertible promissory notes under ASC 815. We have made the election under 815-15-25 to account for the notes under the fair value option. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statement of operations.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for emerging growth companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the three months ended March 31, 2022 and 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2022 and December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the trust account, have been invested in cash. Due to the nature of the cash, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities for the three months ended March 31, 2022 and 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its March 4, 2021, March 31, 2021, and June 30, 2021 unaudited condensed financial statements to reclassify the Company’s redeemable common stock, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the prior restatement of our unaudited condensed financial statement as discussed above, we have and plan to continue to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our unaudited condensed financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form 10-K as filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as disclosed below, there have been no material changes to the risk factors disclosed in the Company’s annual report on Form 10-K as filed with the SEC on March 31, 2022.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules, may materially adversely affect our ability to negotiate and complete our business combination and may increase the costs and time related thereto.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation:

●	restrictions on the nature of our investments;

●	restrictions on the issuance of securities; and

●	restrictions on the enforceability of agreements entered into by us,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation:

●	registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure);

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are not currently subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

The 2022 Proposed Rules would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is uncertainty in the SEC’s view of the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act.

The Initial Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred); and (iii) absent an initial business combination by March 4, 2023 (or June 4, 2023 if an agreement in principle event has occurred), our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company. Nevertheless, we do not currently have an agreement in place with a target for a business combination and may not be able to enter into such an agreement and complete a business combination within the safe harbor period of the 2022 Proposed Rules. In that case, we would not be able to rely on the safe harbor (should it be adopted) and instead would need to rely on the factors described above, and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we are unable to complete our initial business combination within the required time period, our public stockholders may  only receive their pro rata portion of the funds in the  trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

The geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets could materially adversely affect our search for a Business Combination

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, NATO deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the SWIFT payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. These actions have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XRBL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCW Special Purpose Acquisition Corp.

Date: May 16, 2022	By:	/s/ Joseph R. Shaposhnik
Name: Joseph R. Shaposhnik
Title: Chief Executive Officer

Date: May 16, 2022	By:	/s/ Richard Villa
Name: Richard Villa
Title: Chief Financial Officer and Secretary