Form 10-Q
period 2022-06-30
TCW Special Purpose Acquisition Corp.
filed 2022-08-15
CIK 1838219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, there were 46,393,299 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 11,598,325 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

TCW SPECIAL PURPOSE ACQUISITION CORP.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

TCW SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$181,618	$123,154
Prepaid expenses	443,208	585,792
Total current assets	624,826	708,946
Prepaid insurance - noncurrent	—	95,357
Investments held in Trust Account	464,654,484	463,956,966
TOTAL ASSETS	$465,279,310	$464,761,269

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$74,135	$233,391
Accrued offering costs	179,100	179,100
Accrued expenses	1,529,202	633,732
Accrued expenses - related party	60,000	100,000
Income tax payable	94,026	—
Franchise tax payable	30,461	173,749
Convertible promissory note - related party (at fair value)	111,900	—
Total current liabilities	2,078,824	1,319,972
Warrant liabilities	5,131,570	14,019,959
Deferred underwriting fee payable	16,237,655	16,237,655
Total Liabilities	23,448,049	31,577,586

Commitments and Contingencies (Note 7)

Class A common stock, $0.0001 par value, subject to possible redemption; 46,393,299 shares at redemption value as of June 30, 2022 and December 31, 2021	464,186,709	463,932,990

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 46,393,299 shares issued as of June 30, 2022 and December 31, 2021; no shares outstanding (excluding 46,393,299 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 11,598,325 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,160	1,160
Additional paid-in capital	423,881	—
Accumulated deficit	(22,780,489)	(30,750,467)
Total Stockholders’ Deficit	(22,355,448)	(30,749,307)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$465,279,310	$464,761,269

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Operating and formation costs	$977,376	$642,872	$1,532,403	$742,088
Expensed offering costs	—	—	—	1,323,595
Franchise tax expense	50,000	50,663	100,000	99,978
Loss from operations	(1,027,376)	(693,535)	(1,632,403)	(2,165,661)
Interest and dividend income on investments held in Trust Account	658,948	7,049	697,518	8,754
Gain on change in fair value of warrant liabilities	2,223,164	11,876,251	8,888,389	12,335,926
Gain on change in fair value of over-allotment option liability	—	3,027	—	99,884
Gain on expiration of over-allotment option liability	—	17,404	—	17,404
Gain on change in fair value of convertible promissory note - related party	54,200	—	110,500	—
Income before income taxes	1,908,936	11,210,196	8,064,004	10,296,307
Income tax expense	(94,026)	—	(94,026)	—
Net income	$1,814,910	$11,210,196	$7,969,978	$10,296,307

Basic and diluted weighted average shares outstanding, Class A common stock	46,393,299	46,393,299	46,393,299	30,237,657
Basic and diluted net income per share, Class A common stock	$0.03	$0.19	$0.14	$0.25
Basic and diluted weighted average shares outstanding, Class B common stock	11,598,325	11,598,325	11,598,325	11,475,160
Basic and diluted net income per share, Class B common stock	$0.03	$0.19	$0.14	$0.25

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	11,598,325	$1,160	$—	$(30,750,467)	$(30,749,307)
Proceeds received in excess of initial fair value of convertible promissory note - related party	—	—	—	—	347,100	—	347,100
Net income	—	—	—	—	—	6,155,068	6,155,068
Balance - March 31, 2022	—	—	11,598,325	1,160	347,100	(24,595,399)	(24,247,139)
Proceeds received in excess of initial fair value of convertible promissory note - related party	—	—	—	—	330,500	—	330,500
Remeasurement of Class A common stock to redemption amount	—	—	—	—	(253,719)	—	(253,719)
Net income	—	—	—	—	—	1,814,910	1,814,910
Balance - June 30. 2022	—	$—	11,598,325	$1,160	$423,881	$(22,780,489)	$(22,355,448)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	—	$—	12,937,500	$1,294	$23,706	$(1,000)	$24,000
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	75,186	—	75,186
Remeasurement of Class A common stock to redemption amount	—	—	—	—	(98,892)	(47,952,981)	(48,051,873)
Net loss	—	—	—	—	—	(913,889)	(913,889)
Balance - March 31, 2021	—	—	12,937,500	1,294	—	(48,867,870)	(48,866,576)
Forfeiture of Class B common stock	—	—	(1,339,175)	(134)	—	134	—
Net income	—	—	—	—	—	11,210,196	11,210,196
Balance- June 30, 2021	—	$—	11,598,325	$1,160	$—	$(37,657,540)	$(37,656,380)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net income	$7,969,978	$10,296,307
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	—	1,323,595
Interest and dividend income on Trust Account	(697,518)	(8,754)
Gain on change in fair value of over-allotment option liability	—	(99,884)
Gain on expiration of over-allotment option liability	—	(17,404)
Gain on change in fair value of warrant liabilities	(8,888,389)	(12,335,926)
Gain on change in fair value of convertible promissory note - related party	(110,500)	—
Changes in operating assets and liabilities:
Prepaid expenses	237,941	(987,168)
Accounts payable	(159,256)	69,335
Accrued expenses	895,470	366,447
Accrued expenses - related party	(40,000)	61,000
Income tax payable	94,026	—
Franchise tax payable	(143,288)	99,178
Net cash used in operating activities	(841,536)	(1,233,274)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(463,932,990)
Net cash used in investing activities	—	(463,932,990)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	900,000	—
Proceeds from promissory note - related party	—	165,058
Repayment of promissory note - related party	—	(172,558)
Advance from related party	—	922,339
Repayment of advance from related party	—	(922,339)
Proceeds from initial public offering, net of underwriter’s discount paid	—	454,654,330
Proceeds from sale of Private Placement Warrants	—	11,278,661
Payment of offering costs	—	(488,261)
Net cash provided by financing activities	900,000	465,437,230

Net Change in Cash	58,464	270,966

Cash - Beginning of period	123,154	—
Cash - End of period	$181,618	$270,966

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A common stock to redemption amount	$253,719	$48,051,873
Initial classification of warrant liabilities	$—	$34,245,480
Deferred underwriting fee payable	$—	$16,237,655
Offering costs included in accrued offering costs	$—	$131,210
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$—	$80,390
Forfeiture of Class B common stock	$—	$134

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 1. DESCRIPTION OF BUSINESS ORGANIZATION, BUSINESS OPERATIONS, GOING CONCERN, AND RISKS AND UNCERTAINTIES

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from December 20, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income on investments held in a trust account from the proceeds derived from the Initial Public Offering and non-operating income or expense in the form of changes in the fair value of warrant liabilities and the convertible promissory note – related party.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Going Concern

As of June 30, 2022, the Company had $181,618 in cash held outside of the Trust Account and a working capital deficit of $1,453,998.

While the Company expects to have sufficient access to additional sources of capital if necessary, other than the Working Capital Loan and Commitment Letter as described in Note 6, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary.

The Company will have until March 4, 2023 to complete a Business Combination, which period can be extended to (i) June 4, 2023 if an agreement in principle for a Business Combination is in place of March 4, 2023 or (ii) any extended period of time that the Company may have to consummate a Business Combination as a result of an amendment to the Amended and Restated Certificate of Incorporation. If a Business Combination is not consummated by March 4, 2023 and an extension has not been effected as described above, there will be a mandatory liquidation and subsequent dissolution of the Company. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In the Company’s previously issued financial statements for the three and six months ended June 30, 2021, the Company did not record a liability for the underwriters’ 45-day option at the Initial Public Offering to purchase up to 6,750,000 additional Units. The Company subsequently evaluated the over-allotment option and determined that the option represented a liability under ASC 480.

In accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements; the Company evaluated the change and has determined that the related impact was not material to any previously presented financial statements. As such the Company corrected the error in the financial statements for the year ended December 31, 2021, included in its Annual Report on Form 10-K and is reporting the revision to the prior year interim periods in this Quarterly Report.

The impact of the revision on the condensed statement of operations for the three months ended June 30, 2021 was the recognition of a gain on the change in fair value of the over-allotment option liability of $3,027 and a gain on the expiration of the over-allotment option liability of $17,404, resulting in a net increase to net income of $20,431. There was no impact on previously reported earnings per share for the three months ended June 30, 2021. The impact of the revision on the condensed statement of operations for the six months ended June 30, 2021 was an increase in expensed offering costs and loss from operations of $5,825, recognition of a gain on the change in fair value of the over-allotment option liability of $99,884 and recognition of a gain on the expiration of the over-allotment option liability of $17,404, resulting in a net increase to net income of $111,463. Earnings per share for Class A and Class B common stock for the six months ended June 30, 2021 increased by $0.01 per share to $0.25 per share as a result of the increase in net income. The revision had no impact to the Company’s net cash flows from operating activities or cash position for the six months ended June 30, 2021. The revision resulted in an increase of $111,463 in the Company’s previously reported remeasurement of Class A common stock to redemption amount in the condensed statement of stockholders’ equity (deficit) and non-cash investing and financing activities in the condensed statement of cash flows for the six months ended June 30, 2021.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information or footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K as filed with the SEC on March 31, 2022 (the “Annual Report”). The accompanying condensed balance sheet as of December 31, 2021 was derived from the audited balance sheet as of December 31, 2021 included in the Annual Report. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The Company has elected to implement the aforementioned exemptions.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The initial valuation of the Public Warrants (as defined in Note 4) and Class A common stock subject to redemption, and the initial valuation and subsequent valuations of the Private Placement Warrants and convertible promissory note - related party required management to make significant judgement in its estimates.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company had operating cash (i.e. cash held outside the Trust Account) of $181,618 and $123,154, respectively.

Investments Held in Trust Account

As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. The redemption value of the redeemable common stock as of June 30, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected tax obligations plus up to $100,000 to pay dissolution expenses (see Note 1). As such, the Company recorded an increase in the carrying amount of the redeemable common stock of $253,719 during the three and six months ended June 30, 2022.

As of June 30, 2022 and December 31, 2021, the Class A common stock subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds from Initial Public Offering	$463,932,990
Less:
Proceeds allocated to Public Warrants	(23,042,005)
Issuance costs allocated to Class A common stock	(25,009,868)
Plus:
Remeasurement of carrying value to redemption value	48,051,873
Class A common stock subject to possible redemption at December 31, 2021	463,932,990
Plus:
Remeasurement of carrying value to redemption value	253,719
Class A common stock subject to possible redemption at June 30, 2022	$464,186,709

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The initial fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes model (see Note 11).

Convertible Promissory Note - Related Party

The Company accounts for the convertible promissory note under ASC 815. The Company has made the election under ASC 815-15-25 to account for the note under the fair value option. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the note are recognized as non-cash gains or losses in the condensed statements of operations.

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

JUNE 30, 2022

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

See Note 10 for additional information on income taxes for the periods presented.

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The remeasurement of Class A common stock subject to redemption to redemption value is excluded from the earnings per share as the redemption value approximates fair value. Class B common stock subject to forfeiture is included in the calculation of basic income per share as of the date that the forfeiture contingency has lapsed (see Note 9). Class B common stock subject to forfeiture is included in the calculation of diluted income per share as of the beginning of the interim period in which the forfeiture contingency lapsed. The Company has not considered the effect of the Public Warrants, Private Placement Warrants and warrants issuable upon conversion of the Working Capital Loan (as defined in Note 6) to purchase an aggregate of 23,583,540 shares in the calculation of diluted income per share since the exercise of the warrants and the conversion of the Working Capital Loan are contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$1,451,928	$362,982	$8,968,157	$2,242,039	$6,375,982	$1,593,996	$7,463,802	$2,832,505
Denominator:
Basic and diluted weighted average shares outstanding	46,393,299	11,598,325	46,393,299	11,598,325	46,393,299	11,598,325	30,237,657	11,475,160
Basic and diluted net income per share	$0.03	$0.03	$0.19	$0.19	$0.14	$0.14	$0.25	$0.25

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The carrying amounts reflected in the balance sheet for current assets and current liabilities (with the exception of the convertible promissory note - related party) approximate fair value due to their short-term nature.

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

See Note 11 for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for emerging growth companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the condensed financial statements as of and for the three and six months ended June 30, 2022 and 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Promissory Note - Related Party

On December 28, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company had access to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of June 30, 2021 or the completion of the Initial Public Offering. The balance outstanding under the Promissory Note as of December 31, 2020 was $7,500. The Company borrowed an additional $165,058 under the Promissory Note from January 1, 2021 through the consummation of the Initial Public Offering on March 4, 2021. The outstanding balance under the Promissory Note of $172,558 was repaid on March 9, 2021.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loan”).

On June 17, 2021, the Company entered into a $2,000,000 Working Capital Loan with TAMCO, an affiliate of the Sponsor. The Working Capital Loan bears no interest and is payable upon the consummation of the initial Business Combination or the winding up of the Company. The Working Capital Loan would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loan may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants described in Note 8. If the Company completes a Business Combination, the Company would repay the Working Capital Loan out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loan would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan.

On January 6, 2022, February 16, 2022, April 6, 2022 and May 4, 2022 the Company drew $300,000, $200,000, $200,000 and $200,000, respectively, under the Working Capital Loan with TAMCO. The Working Capital Loan may be convertible into warrants of the post-Business Combination entity at the option of TAMCO at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. The fair value of the $300,000 draw on January 6, 2022 was estimated by the Company to be $104,600 at initial measurement, the fair value of the $200,000 draw on February 16, 2022 was estimated to be $48,300 at initial measurement, the fair value of the $200,000 draw on April 6, 2022 was estimated to be $35,800, and the fair value of the $200,000 draw on May 4, 2022 was estimated to be $33,700. The aggregate fair value of the Working Capital Loan was estimated to be $111,900 at June 30, 2022.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Under this agreement, $30,000 of expenses were incurred for the three months ended June 30, 2022 and 2021, and $60,000 and $40,000 of expenses were incurred for the six months ended June 30, 2022 and 2021, respectively. These expenses are included in operating and formation costs in the condensed statements of operations. As of June 30, 2022 and December 31, 2021, $60,000 and $100,000 related to this agreement is recorded in accrued expenses - related party on the condensed balance sheets.

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

Contingent Warrants

In December 2021, the board of directors approved an amendment to a contract to increase the number of warrants issuable to a person affiliated with the Company from 100,000 warrants to 600,000 warrants. The warrant issuance is contingent upon the Company’s completion of a Business Combination. Accordingly, no expense has been recorded as of June 30, 2022. Each warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share. The warrants, when issued, will have the same rights, and will otherwise be subject to the same terms, restrictions, limitations, and conditions as the Public Warrants.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Commitment Letter

On March 31, 2022, TAMCO signed a commitment letter (the “Commitment Letter”) pursuant to which TAMCO committed to sustaining the Company, at a minimum, for a period of one year from March 31, 2022 by providing cash infusions for working capital shortfalls, as necessary.

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

The underwriters were paid a cash underwriting fee of $0.20 per Unit, or $9,278,660 in the aggregate. In addition, $0.35 per Unit, or $16,237,655 in the aggregate will be payable to the underwriters for deferred underwriting commissions, which is included in the accompanying condensed balance sheets as of June 30, 2022 and December 31, 2021. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Financial Advisory Agreement

On August 9, 2021, the Company entered into an agreement with TAMCO, an affiliate of the Sponsor, to provide strategic advice and assistance to the Company in connection with a Business Combination, including providing assistance in connection with the financing of the Business Combination. As consideration for the services to be rendered, the Company has agreed to pay TAMCO (a) a transaction fee equal to 50% of the aggregate merger and acquisition financial advisory fees paid or payable in connection with a Business Combination, payable at or promptly following the closing of a Business Combination; and (b) a placement fee equal to 20% of the aggregate placement fees paid or payable in connection with any Private Investment in Public Equity financing raised as part of a Business Combination, payable at or promptly following the closing of a Business Combination. In addition to such fees, the Company will reimburse TAMCO for TAMCO’s reasonable, documented and customary out-of-pocket expenses (including reasonable legal and other professional fees, expenses and disbursements) incurred in connection with the services to be provided by TAMCO, up to an amount not to exceed $50,000. If the Company does not complete a Business Combination within the Combination Period, neither the Company nor TAMCO shall have any liability or continuing obligation to the other party except for any fees accrued and expenses incurred by TAMCO. There are no costs accrued under the advisory agreement as of June 30, 2022 and December 31, 2021.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

JUNE 30, 2022

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

JUNE 30, 2022

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

As of June 30, 2022 and December 31, 2021, there were 15,464,433 Public Warrants and 7,519,107 Private Placement Warrants outstanding. These figures exclude the Contingent Warrants and warrants issuable upon conversion of the Working Capital Loan (see Note 6). The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. There was no change in the classification of warrant liabilities as of June 30, 2022 and December 31, 2021.

NOTE 9. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 46,393,299 shares of Class A common stock issued and outstanding, including 46,393,299 shares of Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 11,598,325 shares of Class B common stock issued and outstanding.

In January 2021, the Company effected a 1:1.20 stock split of Class B common stock, resulting in an aggregate of 8,625,000 shares of Class B common stock issued and outstanding. In February 2021, the Company effected a 1:1.33 stock split of Class B common stock, resulting in an aggregate of 11,500,000 shares of Class B common stock issued and outstanding. In March 2021, the Company effected a 1:1.125 stock split of Class B common stock, resulting in an aggregate of 12,937,500 shares of Class B common stock issued and outstanding. In April 2021, the term of the over-allotment option expired. As a result, 1,339,175 shares of Class B common stock were forfeited during the three months ended June 30, 2021.

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

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 10. INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2022 was 4.9% and 1.2%, respectively. The effective tax rate for the three and six months ended June 30, 2021 was 0.0%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the changes in the fair value of warrant liabilities and the convertible promissory note, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and six months ended June 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings due primarily to the changes in fair value of warrant liabilities and the convertible promissory note.

NOTE 11. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Investments held in Trust Account:
Money Market investments	$464,654,484	$464,654,484	$—	$—
Liabilities
Warrant liability – Public Warrants	$3,402,175	$3,402,175	$—	$—
Warrant liability – Private Placement Warrants	$1,729,395	$—	$1,729,395	$—
Convertible promissory note - related party	$111,900	$—	$—	$111,900
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$463,956,966	$463,956,966	$—	$—
Liabilities
Warrant liability – Public Warrants	$9,433,304	$9,433,304	$—	$—
Warrant liability – Private Placement Warrants	$4,586,655	$—	$4,586,655	$—

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants beginning April 21, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker TSPQ.WS. The quoted price of the Public Warrants was $0.22 and $0.61 per warrant as of June 30, 2022 and December 31, 2021, respectively.

The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement Warrant liability was initially determined using Level 3 inputs. As of June 30, 2022 and December 31, 2021 the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

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

JUNE 30, 2022

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

JUNE 30, 2022

The convertible promissory note - related party was valued using a combination of Black-Scholes and Discounted Cash Flows methods, which is considered to be a Level 3 fair value measurement. The estimated fair value of the convertible promissory note - related party was based on the following significant inputs:

	As of June 30, 2022	As of May 4, 2022 (Initial Measurement)	As of April 6, 2022 (Initial Measurement)	As of February 16, 2022 (Initial Measurement)	As of January 6, 2022 (Initial Measurement)
Warrant price	$0.23	$0.26	$0.37	$0.34	$0.60
Conversion price	$1.50	$1.50	$1.50	$1.50	$1.50
Expected term	0.7	0.8	0.9	1.1	1.2
Warrant volatility	131.0%	101.0%	97.0%	87.0%	85.0%
Risk free rate	2.6%	1.9%	1.7%	1.1%	0.5%
Discount rate	7.8%	5.3%	5.2%	4.3%	3.1%
Probability of completing a Business Combination	13.0%	17.5%	18.5%	25.0%	34.5%
Fair value convertible promissory note - related party	$111,900	$33,700	$35,800	$48,300	$104,600

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of December 31, 2021	$—
Initial measurement of draw on convertible promissory note - related party on January 6, 2022	104,600
Initial measurement of draw on convertible promissory note - related party on February 16, 2022	48,300
Change in fair value	(56,300)
Fair value as of March 31, 2022	96,600
Initial measurement of draw on convertible promissory note - related party on April 6, 2022	35,800
Initial measurement of draw on convertible promissory note - related party on May 4, 2022	33,700
Change in fair value	(54,200)
Fair value as of June 30, 2022	$111,900

Fair value as of December 31, 2020	$—
Initial measurement of warrants as of March 4, 2021	33,276,670
Initial measurement of over-allotment option	117,289
Initial measurement of over-allotment warrants	968,810
Change in fair value	(556,533)
Fair value as of March 31, 2021	33,806,236
Transfer of Public Warrants to Level 1 measurement	(22,732,717)
Transfer of Private Placement Warrants to Level 2 measurement	(11,053,088)
Change in fair value	(20,431)
Fair value as of June 30, 2021	$—

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $2,223,164 and $11,876,251 within change in fair value of warrant liabilities in the condensed statements of operations for the three months ended June 30, 2022 and 2021, respectively. The Company recognized gains in connection with changes in the fair value of warrant liabilities of $8,888,389 and $12,335,926 within change in fair value of warrant liabilities in the condensed statements of operations for the six months ended June 30, 2022 and 2021, respectively. The gain on the change in fair value of warrant liabilities was due in large part to the decrease in the public traded price of the Public Warrants.

The Company recognized a loss on the change in fair value of the convertible promissory note - related party of $54,200 in the condensed statement of operations for the three months ended June 30, 2022. The Company recognized a gain on the change in fair value of the convertible promissory note - related party of $110,500 in the condensed statement of operations for the six months ended June 30, 2022.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 19, 2022, the Company drew an additional $750,000, from the Working Capital Loan with TAMCO.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from December 20, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering and non-operating income or expense in the form of changes in the fair value of warrant liabilities and the convertible promissory note – related party. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $1,814,910, which resulted from a gain on the change in fair value of warrant liabilities in the amount of $2,223,164, interest and dividend income in investments held in the trust account of $658,948, and a gain on the change in the fair value of convertible promissory note - related party of $54,200, offset in part by operating and formation costs of $977,376, income tax expense of $94,026 and franchise tax expense of $50,000.

For the three months ended June 30, 2021, we had net income of $11,210,196, which resulted from a gain on the change in the fair value of warrant liabilities of $11,876,251, a gain on expiration of over-allotment option liability in the amount of $17,404, interest and dividend income on investments held in the trust account in the amount of $7,049, and a change in fair value of over-allotment option liability of $3,027, offset in part by operating and formation costs of $642,872 and franchise tax expense of $50,663.

The increase in operating and formation costs during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to an increase in legal and accounting fees. The increase in interest and dividend income in investments held in the trust account during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due an increase in interest rates.

For the six months ended June 30, 2022, we had net income of $7,969,978, which resulted from a gain on the change in fair value of warrant liabilities of $8,888,389, interest and dividend income on investments held in the trust account in the amount of $697,518, and a gain on the change in fair value of the convertible promissory note – related party of $110,500, offset in part by operating and formation costs of $1,532,403, franchise tax expense of $100,000, and income tax expense of $94,026. The gains on the change in fair value of warrant liabilities was due in large part to the decrease in the public traded price of the public warrants.

For the six months ended June 30, 2021, we had a net income of $10,296,307, which resulted from a gain on the change in the fair value of warrant liabilities of $12,335,926, a change in fair value of over-allotment option liability of $99,884, a gain on expiration of over-allotment option liability of $17,404, and interest and dividend income on investments held in the trust account in the amount of $8,754, offset in part by expensed offering costs of $1,323,595, operating and formation costs of $742,088 and franchise tax expense of $99,978.

The increase in operating and formation costs during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to the fact that the Company completed its Initial Public Offering in March 2021 and, therefore, did not incur the additional costs of being a public company during the entire prior year period. The increase in interest and dividend income in investments held in the trust account during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due an increase in interest rates.

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

For the six months ended June 30, 2022, net cash used in operating activities was $841,536, which was due to a gain on the change in fair value of warrant liabilities of $8,888,389, interest and dividend income on investments held in the trust account of $697,518, and a gain on the change in the fair value of convertible promissory note - related party of $110,500, offset in part by net income of $7,969,978, and net changes in working capital of $884,893, primarily due to an increase in accrued expenses.

For the six months ended June 30, 2021, net cash used in operating activities was $1,233,274, which was due to a gain on the change in fair value of warrant liabilities of $12,335,926, net changes in working capital of $391,208, primarily due to an increase in prepaid expenses, a gain on the change in the fair value of the over-allotment option liability of $99,884, a gain on expiration of over-allotment liability of $17,404, and interest and dividend income on investments held in the trust account of $8,754, offset in part by net income of $10,296,307 and expensed offering costs of $1,323,595.

There were no cash flows from investing activities for the six months ended June 30, 2022.

For the six months ended June 30, 2021, net cash used in investing activities of $463,932,990 was the result of the amount of net proceeds from our Initial Public Offering being deposited to the trust account.

For the six months ended June 30, 2022 net cash provided by financing activities of $900,000 was solely comprised of $900,000 in proceeds from working capital loans with TAMCO.

Net cash provided by financing activities for the six months ended June 30, 2021 of $465,437,230 was comprised of $454,654,330 in proceeds from the issuance of Units in the Initial Public Offering net of underwriter’s discount paid, $11,278,661 in proceeds from the issuance of warrants in a private placement to our Sponsor, proceeds from an advance from our Sponsor of $922,339 and proceeds from the issuance of a promissory note to our Sponsor of $165,058, offset by the repayment of an advance from our Sponsor of $922,339, payment of $488,261 for offering costs associated with the Initial Public Offering and repayment of the outstanding balance on the promissory note to our Sponsor of $172,558.

As of June 30, 2022 and December 31, 2021, we had cash of $181,618 and $123,154, respectively, held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

While we expect to have sufficient access to additional sources of capital if necessary, other than the Working Capital Loan described below under “Contractual Obligations” and a commitment letter with TAMCO pursuant to which TAMCO committed to sustaining the Company, at a minimum, for a period of one year from March 31, 2022 by providing cash infusions for working capital shortfalls, as necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022 and December 31, 2021.

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

Financial Advisory Agreement

On August 9, 2021, we entered into an agreement with TAMCO, an affiliate of our sponsor, to provide strategic advice and assistance to us in connection with a business combination, including providing assistance in connection with the financing of the business combination. As consideration for the services to be rendered, we have agreed to pay TAMCO (a) a transaction fee equal to 50% of the aggregate merger & acquisition financial advisory fees paid or payable in connection with a business combination, payable at or promptly following the closing of a business combination and (b) a placement fee equal to 20% of the aggregate placement fees paid or payable in connection with any Private Investment in Public Equity financing raised as part of a business combination, payable at or promptly following the closing of a business combination. In addition to such fees, we will reimburse TAMCO for TAMCO’s reasonable, documented and customary out-of-pocket expenses (including reasonable legal and other professional fees, expenses and disbursements) incurred in connection with the services to be provided by TAMCO, up to an amount not to exceed $50,000. If we do not complete a business combination within the combination period, neither we nor TAMCO shall have any liability or continuing obligation to the other party except for any fees accrued and expenses incurred by TAMCO. There are no costs accrued under the advisory agreement as of June 30, 2022 and December 31, 2021.

Contingent Warrants

On July 12, 2021, our board of directors approved a contract to issue 100,000 warrants to a person affiliated with us. The warrant issuance is contingent upon our completion of a business combination. Accordingly, no expense has been recorded as of June 30, 2022 and December 31, 2021.

Working Capital Loan

On June 17, 2021, we entered into a $2,000,000 Working Capital Loan with TAMCO, an affiliate of the Sponsor. The Working Capital Loan bears no interest and is payable upon the consummation of the initial Business Combination or the winding up of the Company. The Working Capital Loan would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loan may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. If the Company completes a Business Combination, the Company would repay the Working Capital Loan out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loan would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. On January 6, 2022, February 16, 2022, April 6, 2022 and May 4, 2022, the Company drew $300,000, $200,000, $200,000 and $200,000 respectively, under the Working Capital Loan with TAMCO.

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

Convertible Promissory Note - Related Party

We account for the convertible promissory note under ASC 815. We have made the election under 815-15-25 to account for the note under the fair value option. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the note are recognized as non-cash gains or losses in the condensed statement of operations.

Recent Accounting Standards and Estimates

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for emerging growth companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the condensed financial statements for the three and six months ended June 30, 2022 and 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2022 and December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds received into the trust account, have been invested in cash. Due to the nature of the cash, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities during the three and six months ended June 30, 2022 and 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its March 4, 2021, March 31, 2021, and June 30, 2021 unaudited condensed financial statements to reclassify the Company’s redeemable common stock, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2022.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form 10-K as filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s annual report on Form 10-K as filed with the SEC on March 31, 2022.

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

The geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets could materially adversely affect our search for a Business Combination

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, NATO deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the SWIFT payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. These actions have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCW Special Purpose Acquisition Corp.

Date: August 15, 2022	By:	/s/ Joseph R. Shaposhnik
Name: Joseph R. Shaposhnik
Title: Chief Executive Officer

Date: August 15, 2022	By:	/s/ Richard Villa
Name: Richard Villa
Title: Chief Financial Officer and Secretary