Form 10-Q
period 2022-09-30
TCW Special Purpose Acquisition Corp.
filed 2022-11-14
CIK 1838219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 46,393,299 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 11,598,325 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

TCW SPECIAL PURPOSE ACQUISITION CORP.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TCW SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$205,873	$123,154
Prepaid expenses	271,529	585,792
Total current assets	477,402	708,946
Prepaid insurance - noncurrent	—	95,357
Cash and Investments held in Trust Account	465,527,834	463,956,966
TOTAL ASSETS	$466,005,236	$464,761,269

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$66,169	$233,391
Accrued offering costs	179,100	179,100
Accrued expenses	2,958,392	633,732
Accrued expenses - related party	90,000	100,000
Income tax payable	433,349	—
Franchise tax payable	45,661	173,749
Convertible promissory note - related party (at fair value)	154,600	—
Total current liabilities	3,927,271	1,319,972
Warrant liabilities	1,379,012	14,019,959
Deferred underwriting fee payable	16,237,655	16,237,655
Total Liabilities	21,543,938	31,577,586

Commitments and Contingencies (Note 7)

Class A common stock, $0.0001 par value, subject to possible redemption; 46,393,299 shares at redemption value as of September 30, 2022 and December 31, 2021	464,948,824	463,932,990

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 46,393,299 shares issued as of September 30, 2022 and December 31, 2021; no shares outstanding (excluding 46,393,299 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 11,598,325 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,160	1,160
Additional paid-in capital	649,866	—
Accumulated deficit	(21,138,552)	(30,750,467)
Total Stockholders’ Deficit	(20,487,526)	(30,749,307)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$466,005,236	$464,761,269

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Operating and formation costs	$2,941,936	$365,689	$4,474,339	$1,107,777
Expensed offering costs	—	—	—	1,323,595
Franchise tax expense	50,000	49,611	150,000	149,589
Loss from operations	(2,991,936)	(415,300)	(4,624,339)	(2,580,961)
Interest and dividend income on investments held in Trust Account	1,151,438	7,128	1,848,956	15,882
Gain on change in fair value of warrant liabilities	3,752,558	7,584,568	12,640,947	19,920,494
Gain on change in fair value of over-allotment option liability	—	—	—	99,884
Gain on expiration of over-allotment option liability	—	—	—	17,404
Gain on change in fair value of convertible promissory note - related party	69,200	—	179,700	—
Income before income taxes	1,981,260	7,176,396	10,045,264	17,472,703
Income tax expense	(339,323)	—	(433,349)	—
Net income	$1,641,937	$7,176,396	$9,611,915	$17,472,703

Basic and diluted weighted average shares outstanding, Class A common stock	46,393,299	46,393,299	46,393,299	35,682,049
Basic and diluted net income per share, Class A common stock	$0.03	$0.12	$0.17	$0.37
Basic and diluted weighted average shares outstanding, Class B common stock	11,598,325	11,598,325	11,598,325	11,516,666
Basic and diluted net income per share, Class B common stock	$0.03	$0.12	$0.17	$0.37

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	11,598,325	$1,160	$—	$(30,750,467)	$(30,749,307)
Proceeds received in excess of initial fair value of convertible promissory note - related party	—	—	—	—	347,100	—	347,100
Net income	—	—	—	—	—	6,155,068	6,155,068
Balance - March 31, 2022	—	—	11,598,325	1,160	347,100	(24,595,399)	(24,247,139)
Proceeds received in excess of initial fair value of convertible promissory note - related party	—	—	—	—	330,500	—	330,500
Remeasurement of Class A common stock to redemption amount	—	—	—	—	(253,719)	—	(253,719)
Net income	—	—	—	—	—	1,814,910	1,814,910
Balance - June 30, 2022	—	—	11,598,325	1,160	423,881	(22,780,489)	(22,355,448)
Proceeds received in excess of initial fair value of convertible promissory note - related party	—	—	—	—	988,100	—	988,100
Remeasurement of Class A common stock to redemption amount	—	—	—	—	(762,115)	—	(762,115)
Net income	—	—	—	—	—	1,641,937	1,641,937
Balance - September 30, 2022	—	$—	11,598,325	$1,160	$649,866	$(21,138,552)	$(20,487,526)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

							Total
	Common Stock				Additional		Stockholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	—	$—	12,937,500	$1,294	$23,706	$(1,000)	$24,000
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	75,186	—	75,186
Remeasurement of Class A common stock to redemption amount	—	—	—	—	(98,892)	(47,952,981)	(48,051,873)
Net loss	—	—	—	—	—	(913,889)	(913,889)
Balance - March 31, 2021	—	—	12,937,500	1,294	—	(48,867,870)	(48,866,576)
Forfeiture of Class B common stock	—	—	(1,339,175)	(134)	—	134	—
Net income	—	—	—	—	—	11,210,196	11,210,196
Balance- June 30, 2021	—	—	11,598,325	1,160	—	(37,657,540)	(37,656,380)
Net income	—	—	—	—	—	7,176,396	7,176,396
Balance - September 30, 2021	—	$—	11,598,325	$1,160	$—	$(30,481,144)	$(30,479,984)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash Flows from Operating Activities:
Net income	$9,611,915	$17,472,703
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	—	1,323,595
Interest and dividend income on Trust Account	(1,848,956)	(15,882)
Gain on change in fair value of over-allotment option liability	—	(99,884)
Gain on expiration of over-allotment option liability	—	(17,404)
Gain on change in fair value of warrant liabilities	(12,640,947)	(19,920,494)
Gain on change in fair value of convertible promissory note - related party	(179,700)	—
Changes in operating assets and liabilities:
Prepaid expenses	409,620	(844,170)
Accounts payable	(167,222)	67,933
Accrued expenses	2,324,660	495,676
Accrued expenses - related party	(10,000)	70,000
Income tax payable	433,349	—
Franchise tax payable	(128,088)	148,789
Net cash used in operating activities	(2,195,369)	(1,319,138)

Cash Flows from Investing Activities:
Proceeds from Trust Account to pay tax	278,088	—
Investment of cash into Trust Account	—	(463,932,990)
Net cash provided by (used in) investing activities	278,088	(463,932,990)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	2,000,000	—
Proceeds from promissory note - related party	—	165,058
Repayment of promissory note - related party	—	(172,558)
Advance from related party	—	922,339
Repayment of advance from related party	—	(922,339)
Proceeds from initial public offering, net of underwriter’s discount paid	—	454,654,330
Proceeds from sale of Private Placement Warrants	—	11,278,661
Payment of offering costs	—	(488,260)
Net cash provided by financing activities	2,000,000	465,437,231

Net Change in Cash	82,719	185,103

Cash - Beginning of period	123,154	—
Cash - End of period	$205,873	$185,103

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A common stock to redemption amount	$1,015,834	$(47,952,981)
Initial classification of warrant liabilities	$—	$34,245,480
Deferred underwriting fee payable	$—	$16,237,655
Offering costs included in accrued offering costs	$—	$131,210
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$—	$80,390
Forfeiture of Class B common stock	$—	$134

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from December 20, 2020 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income on investments held in a trust account from the proceeds derived from the Initial Public Offering and non-operating income or expense in the form of changes in the fair value of warrant liabilities and the convertible promissory note – related party.

The registration statement for the Company’s Initial Public Offering was declared effective on March 1, 2021. On March 4, 2021, the Company consummated the Initial Public Offering of 45,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $450,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,333,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to TCW Special Purpose Sponsor LLC (the “Sponsor”) generating gross proceeds of $11,000,000, which is described in Note 5.

Following the closing of the Initial Public Offering on March 4, 2021, an amount of $450,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and was initially invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

SEPTEMBER 30, 2022

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

The Sponsor has agreed to waive (i) redemption rights with respect to any Founder Shares and Public Shares held in connection with the completion of an initial Business Combination, (ii) redemption rights with respect to any Founder Shares and Public Shares held in connection with a stockholder vote to approve an amendment to the Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of Public Shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering) or with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity and (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held if the Company fails to complete an initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering) or any extended period of time that the Company may have to consummate an initial Business Combination.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The Company will have until March 4, 2023 to complete a Business Combination, which period (i) will be extended to June 4, 2023 if a letter of intent, agreement in principle or definitive agreement for a Business Combination (an “Agreement in Principle Event”) is in place as of March 4, 2023 or (ii) may be extended as a result of an amendment to the Amended and Restated Certificate of Incorporation (as so extended, the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of remaining stockholders and board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern

As of September 30, 2022, the Company had $205,873 in cash held outside of the Trust Account and a working capital deficit of $3,449,869.

While the Company expects to have sufficient access to additional sources of capital if necessary, other than the Working Capital Loan (as defined in Note 6) and Commitment Letter (as defined in Note 6), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary.

The Company will have until March 4, 2023 to complete a Business Combination, which period (i) will be extended to June 4, 2023 if a letter of intent, agreement in principle or definitive agreement for a Business Combination is in place as of March 4, 2023 or (ii) may be extended as a result of an amendment to the Amended and Restated Certificate of Incorporation. If a Business Combination is not consummated by the end of the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, rising interest rates and increased inflation and their macro-economic impact on the Company’s business objectives and has concluded that while it is reasonably possible that the virus, interest rates and/or inflation could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide, including increases in inflation and supply chain headwinds. Specifically, the military conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In the Company’s previously issued financial statements for the nine months ended September 30, 2021, the Company did not record a liability for the underwriters’ 45-day option at the Initial Public Offering to purchase up to 6,750,000 additional Units. The Company subsequently evaluated the over-allotment option and determined that the option represented a liability under ASC 480.

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

The impact of the revision on the condensed statement of operations for the nine months ended September 30, 2021 was an increase in expensed offering costs and loss from operations of $5,825, recognition of a gain on the change in fair value of the over-allotment option liability of $99,884 and recognition of a gain on the expiration of the over-allotment option liability of $17,404, resulting in a net increase to net income of $111,463. Earnings per share for Class A and Class B common stock for the nine months ended September 30, 2021 were not impacted. The revision had no impact to the Company’s net cash flows from operating activities or cash position for the nine months ended September 30, 2021. The revision resulted in an increase of $111,463 in the Company’s previously reported remeasurement of Class A common stock to redemption amount in the condensed statement of stockholders’ equity (deficit) and non-cash investing and financing activities in the condensed statement of cash flows for the nine months ended September 30, 2021.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information or footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K as filed with the SEC on March 31, 2022 (the “Annual Report”). The accompanying condensed balance sheet as of December 31, 2021 was derived from the audited balance sheet as of December 31, 2021 included in the Annual Report. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, the Company had operating cash (i.e., cash held outside the Trust Account) of $205,873 and $123,154, respectively.

Cash and Investments Held in Trust Account

As of September 30, 2022, the assets held in the Trust Account were held in a non-interest bearing cash account. As of December 31, 2021, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. The redemption value of the redeemable common stock as of September 30, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected tax obligations plus up to $100,000 to pay dissolution expenses (see Note 1). As such, the Company recorded an increase in the carrying amount of the redeemable common stock of $762,115 and $1,015,834 during the three and nine months ended September 30, 2022, respectively.

As of September 30, 2022 and December 31, 2021, the Class A common stock subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds from Initial Public Offering	$463,932,990
Less:
Proceeds allocated to Public Warrants	(23,042,005)
Issuance costs allocated to Class A common stock	(25,009,868)
Plus:
Remeasurement of carrying value to redemption value	48,051,873
Class A common stock subject to possible redemption at December 31, 2021	463,932,990
Plus:
Remeasurement of carrying value to redemption value	1,015,834
Class A common stock subject to possible redemption at September 30, 2022	$464,948,824

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”) and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $26,333,464 as a result of the Initial Public Offering (consisting of a $9,278,660 underwriting fee, $16,237,655 of deferred underwriting fees, $117,289 of the costs connected to the over-allotment option, and $699,860 of other offering costs). The Company recorded $25,009,868 of offering costs as a reduction of temporary equity in connection with the shares of Class A common stock included in the Units. The Company immediately expensed $1,323,595 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

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

Under ASC 740-270, tax expense for interim periods should be measured using an estimated annual effective tax rate. Exceptions under ASC 740-270-30-36 and ASC 740-270-25-3 include circumstances where a reliable estimate of ordinary income or loss cannot be made. The Company believes there is a high degree of uncertainty in estimating annual pretax earnings due to changes in the fair value of warrant liabilities and the convertible promissory note, which have a material effect on the Company’s ordinary income. Therefore, the Company has used a discrete effective tax rate method to calculate interim income tax expense.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations beginning in 2023, with certain exceptions and adjustments (the “Excise Tax”). For purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. Because we are a Delaware corporation and our securities trade on the New York Stock Exchange, we will likely be considered a “covered corporation” within the meaning of the Inflation Reduction Act.  While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to our certificate of incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial Business Combination. Further, the application of the Excise Tax in the event of a liquidation after December 31, 2022 is uncertain, and could impact the per-share amount that would otherwise be received by our stockholders in connection with our liquidation.

See Note 10 for additional information on income taxes for the periods presented.

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The remeasurement of Class A common stock subject to redemption to redemption value is excluded from the earnings per share as the redemption value approximates fair value. Class B common stock subject to forfeiture is included in the calculation of basic income per share as of the date that the forfeiture contingency has lapsed (see Note 9). Class B common stock subject to forfeiture is included in the calculation of diluted income per share as of the beginning of the interim period in which the forfeiture contingency lapsed. The Company has not considered the effect of the Public Warrants, Private Placement Warrants and warrants issuable upon conversion of the Working Capital Loan to purchase an aggregate of 23,583,540 shares in the calculation of diluted income per share since the exercise of the warrants and the conversion of the Working Capital Loan are contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$1,313,550	$328,387	$5,741,117	$1,435,279	$7,689,532	$1,922,383	$13,209,297	$4,263,406
Denominator:
Basic and diluted weighted average shares outstanding	46,393,299	11,598,325	46,393,299	11,598,325	46,393,299	11,598,325	35,682,049	11,516,666
Basic and diluted net income per share	$0.03	$0.03	$0.12	$0.12	$0.17	$0.17	$0.37	$0.37

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for emerging growth companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the condensed financial statements as of and for the three and nine months ended September 30, 2022 and 2021.

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

SEPTEMBER 30, 2022

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

Promissory Note – Related Party

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

SEPTEMBER 30, 2022

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

On October 4, 2022, the Company and TAMCO entered into an amendment to the Working Capital Loan (the “Loan Amendment”) in order to increase the aggregate principal amount of borrowings by the Company to an aggregate principal amount of up to $2,500,000. See Note 12 for additional details.

On January 6, 2022, February 16, 2022, April 6, 2022, May 4, 2022, July 19, 2022, and August 31, 2022 the Company drew $300,000, $200,000, $200,000, $200,000, $750,000, and $350,000, respectively ($2,000,000 in total), under the Working Capital Loan with TAMCO. The Working Capital Loan may be convertible into warrants of the post-Business Combination entity at the option of TAMCO at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. The fair value of the $300,000 draw on January 6, 2022 was estimated by the Company to be $104,600 at initial measurement, the fair value of the $200,000 draw on February 16, 2022 was estimated to be $48,300 at initial measurement, the fair value of the $200,000 draw on April 6, 2022 was estimated to be $35,800, the fair value of the $200,000 draw on May 4, 2022 was estimated to be $33,700, the fair value of the $750,000 draw on July 19, 2022 was estimated to be $79,700, and the fair value of the $350,000 draw on August 31, 2022 was estimated to be $32,200. The aggregate fair value of the Working Capital Loan was estimated to be $154,600 at September 30, 2022.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Under this agreement, $30,000 of expenses were incurred for the three months ended September 30, 2022 and 2021, and $90,000 and $70,000 of expenses were incurred for the nine months ended September 30, 2022 and 2021 respectively. These expenses are included in operating and formation costs in the condensed statements of operations. As of September 30, 2022 and December 31, 2021, $90,000 and $100,000 related to this agreement is recorded in accrued expenses - related party on the condensed balance sheets.

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

Contingent Warrants

In December 2021, the board of directors approved an amendment to a contract to increase the number of warrants issuable to a person affiliated with the Company from 100,000 warrants to 600,000 warrants. The warrant issuance is contingent upon the Company’s completion of a Business Combination. Accordingly, no expense has been recorded as of September 30, 2022. Each warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share. The warrants, when issued, will have the same rights, and will otherwise be subject to the same terms, restrictions, limitations, and conditions as the Public Warrants.

Commitment Letter

On March 31, 2022, TAMCO signed a commitment letter (the “Commitment Letter”) pursuant to which TAMCO committed to sustaining the Company, at a minimum, for a period of one year from March 31, 2022 by providing cash infusions for working capital shortfalls, as necessary.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The underwriters were paid a cash underwriting fee of $0.20 per Unit, or $9,278,660 in the aggregate. In addition, $0.35 per Unit, or $16,237,655 in the aggregate will be payable to the underwriters for deferred underwriting commissions, which is included in the accompanying condensed balance sheets as of September 30, 2022 and December 31, 2021. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Financial Advisory Agreement

On August 9, 2021, the Company entered into an agreement with TAMCO, an affiliate of the Sponsor, to provide strategic advice and assistance to the Company in connection with a Business Combination, including providing assistance in connection with the financing of the Business Combination. As consideration for the services to be rendered, the Company has agreed to pay TAMCO (a) a transaction fee equal to 50% of the aggregate merger and acquisition financial advisory fees paid or payable in connection with a Business Combination, payable at or promptly following the closing of a Business Combination; and (b) a placement fee equal to 20% of the aggregate placement fees paid or payable in connection with any Private Investment in Public Equity financing raised as part of a Business Combination, payable at or promptly following the closing of a Business Combination. In addition to such fees, the Company will reimburse TAMCO for TAMCO’s reasonable, documented and customary out-of-pocket expenses (including reasonable legal and other professional fees, expenses and disbursements) incurred in connection with the services to be provided by TAMCO, up to an amount not to exceed $50,000. If the Company does not complete a Business Combination within the Combination Period, neither the Company nor TAMCO shall have any liability or continuing obligation to the other party except for any fees accrued and expenses incurred by TAMCO. There are no costs accrued under the advisory agreement as of September 30, 2022 and December 31, 2021.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

As of September 30, 2022 and December 31, 2021, there were 15,464,433 Public Warrants and 7,519,107 Private Placement Warrants outstanding. These figures exclude the Contingent Warrants and warrants issuable upon conversion of the Working Capital Loan (see Note 6). The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. There was no change in the classification of warrant liabilities as of September 30, 2022 and December 31, 2021.

NOTE 9. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 46,393,299 shares of Class A common stock issued and outstanding, including 46,393,299 shares of Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 11,598,325 shares of Class B common stock issued and outstanding.

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

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 10. INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 17.1% and 4.3%, respectively. The effective tax rate for the three and nine months ended September 30, 2021 was 0.0%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the changes in the fair value of warrant liabilities and the convertible promissory note, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets.

NOTE 11. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Liabilities
Warrant liability – Public Warrants	$927,866	$927,866	$—	$—
Warrant liability – Private Placement Warrants	$451,146	$—	$451,146	$—
Convertible promissory note - related party	$154,600	$—	$—	$154,600
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$463,956,966	$463,956,966	$—	$—
Liabilities
Warrant liability – Public Warrants	$9,433,304	$9,433,304	$—	$—
Warrant liability – Private Placement Warrants	$4,586,655	$—	$4,586,655	$—

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants beginning April 21, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker TSPQ.WS. The quoted price of the Public Warrants was $0.06 and $0.61 per warrant as of September 30, 2022 and December 31, 2021, respectively.

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement Warrant liability was initially determined using Level 3 inputs. As of September 30, 2022 and December 31, 2021 the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

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

The following table provides the significant inputs used in the Modified Black-Scholes model to measure the fair value of the Private Placement Warrants:

	As of September 30, 2022	As of December 31, 2021
Stock price	$9.81	$9.76
Strike price	$11.50	$11.50
Probability of completing a Business Combination	8.0%	100.0%
Dividend yield	—%	—%
Remaining term (in years)	5.42	5.43
Volatility	4.5%	10.7%
Risk-free rate	4.00%	1.30%
Fair value of warrants, per whole warrant	$0.06	$0.61

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The convertible promissory note - related party was valued using a combination of Black-Scholes and Discounted Cash Flows methods, which are considered to be Level 3 fair value measurements. The estimated fair value of the convertible promissory note - related party was based on the following significant inputs:

Amounts bolded below represent Working Capital Loan draws
	$2,000,000	$350,000	$750,000	$900,000	$200,000	$200,000	$200,000	$300,000
	As of September 30, 2022	As of August 31, 2022 (Initial Measurement)	As of July 19, 2022 (Initial Measurement)	As of June 30, 2022	As of May 4, 2022 (Initial Measurement)	As of April 6, 2022 (Initial Measurement)	As of February 16, 2022 (Initial Measurement)	As of January 6, 2022 (Initial Measurement)
Warrant price	$0.06	$0.09	$0.21	$0.23	$0.26	$0.37	$0.34	$0.60
Conversion price	$1.50	$1.50	$1.50	$1.50	$1.50	$1.50	$1.50	$1.50
Expected term	0.4	0.5	0.6	0.7	0.8	0.9	1.1	1.2
Warrant volatility	247.0%	216.0%	156.0%	131.0%	101.0%	97.0%	87.0%	85.0%
Risk free rate	3.7%	3.3%	3.1%	2.6%	1.9%	1.7%	1.1%	0.5%
Discount rate	9.1%	7.1%	7.3%	7.8%	5.3%	5.2%	4.3%	3.1%
Probability of completing a Business Combination	8.0%	9.5%	11.0%	13.0%	17.5%	18.5%	25.0%	34.5%
Fair value convertible promissory note - related party	$154,600	$32,200	$79,700	$111,900	$33,700	$35,800	$48,300	$104,600

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of December 31, 2021	$—
Initial measurement of draw on convertible promissory note - related party on January 6, 2022	104,600
Initial measurement of draw on convertible promissory note - related party on February 16, 2022	48,300
Change in fair value	(56,300)
Fair value as of March 31, 2022	96,600
Initial measurement of draw on convertible promissory note - related party on April 6, 2022	35,800
Initial measurement of draw on convertible promissory note - related party on May 4, 2022	33,700
Change in fair value	(54,200)
Fair value as of June 30, 2022	111,900
Initial measurement of draw on convertible promissory note - related party on July 19, 2022	79,700
Initial measurement of draw on convertible promissory note - related party on August 31, 2022	32,200
Change in fair value	(69,200)
Fair value as of September 30, 2022	$154,600

Fair value as of December 31, 2020	$—
Initial measurement of warrants as of March 4, 2021	33,276,670
Initial measurement of over-allotment option	117,289
Initial measurement of over-allotment warrants	968,810
Change in fair value	(556,533)
Fair value as of March 31, 2021	33,806,236
Transfer of Public Warrants to Level 1 measurement	(22,732,717)
Transfer of Private Placement Warrants to Level 2 measurement	(11,053,088)
Change in fair value	(20,431)
Fair value as of June 30, 2021	—
Change in fair value	—
Fair value as of September 30, 2021	$—

TCW SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $3,752,558 and $7,584,568 within change in fair value of warrant liabilities in the condensed statements of operations for the three months ended September 30, 2022 and 2021, respectively. The Company recognized gains in connection with changes in the fair value of warrant liabilities of $12,640,947 and $19,920,494 within change in fair value of warrant liabilities in the condensed statements of operations for the nine months ended September 30, 2022 and 2021, respectively. The gain on the change in fair value of warrant liabilities was due in large part to the decrease in the public traded price of the Public Warrants.

The Company recognized a gain on the change in fair value of the convertible promissory note - related party of $69,200 in the condensed statement of operations for the three months ended September 30, 2022. The Company recognized a gain on the change in fair value of the convertible promissory note - related party of $179,700 in the condensed statement of operations for the nine months ended September 30, 2022.

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

On October 4, 2022, the Company and TAMCO entered into an amendment to the Working Capital Loan (the “Loan Amendment”) in order to increase the aggregate principal amount of borrowings by the Company to an aggregate principal amount of up to $2,500,000.

The Loan Amendment also amends the Working Capital Loan to provide that the maximum portion of the unpaid principal amount of the Working Capital Note that, at TAMCO’s election, may be converted into warrants to purchase shares of the Company’s common stock upon the consummation of the Company’s initial business combination shall not exceed $2,000,000.

On October 19, 2022, Nanxi Liu was appointed to the Company’s board of directors and audit committee.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2022 (the “SEC”), the Risk Factors section of the Company’s quarterly report on the June 30, 2022 Form 10-Q filed with the SEC on August 15, 2022, and Part II, Item 1A “Risk Factors” below. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on December 21, 2020 and formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We are an early stage and emerging growth company and, as such, are subject to all of the risks associated with early stage and emerging growth companies. We intend to effectuate our “initial business combination” using cash from the proceeds of our Initial Public Offering and the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing.

Our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our ability to complete an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our ability to complete an initial Business Combination.

Recent Developments

On October 4, 2022, the Company and TAMCO entered into an amendment (the “Loan Amendment”) to the Working Capital Loan (as defined in Note 6 to the interim unaudited condensed financial statements included herein) in order to increase the aggregate principal amount of borrowings by the Company to an aggregate principal amount of up to $2,500,000.

The Loan Amendment also amends the Working Capital Loan to provide that the maximum portion of the unpaid principal amount of the Working Capital Note that, at TAMCO’s election, may be converted into warrants to purchase shares of the Company’s common stock upon the consummation of the Company’s initial business combination shall not exceed $2,000,000.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from December 20, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering and non-operating income or expense in the form of changes in the fair value of warrant liabilities and the convertible promissory note – related party. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $1,641,937, which resulted from a gain on the change in fair value of warrant liabilities in the amount of $3,752,558, interest and dividend income on investments held in the trust account of $1,151,438, and a gain on the change in the fair value of convertible promissory note - related party of $69,200, offset in part by operating and formation costs of $2,941,936, income tax expense of $339,323 and franchise tax expense of $50,000.

For the three months ended September 30, 2021, we had net income of $7,176,396, which resulted from a gain on the change in fair value of warrant liabilities of $7,584,568 and interest income on investments held in the trust account in the amount of $7,128, partially offset by operating and formation costs of $365,689 and franchise tax expense of $49,611.

The increase in operating and formation costs during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to an increase in legal and accounting fees. The increase in interest and dividend income in investments held in the trust account during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due an increase in interest rates.

For the nine months ended September 30, 2022, we had net income of $9,611,915, which resulted from a gain on the change in fair value of warrant liabilities of $12,640,947, interest and dividend income on investments held in the trust account in the amount of $1,848,956, and a gain on the change in fair value of the convertible promissory note – related party of $179,700, offset in part by operating and formation costs of $4,474,339, franchise tax expense of $150,000, and income tax expense of $433,349. The gains on the change in fair value of warrant liabilities was due in large part to the decrease in the public traded price of the public warrants.

For the nine months ended September 30, 2021, we had a net income of $17,472,703, which resulted from a gain on the change in the fair value of warrant liabilities of $19,920,494, a gain on change in fair value of over-allotment option liability of $99,884, interest and dividend income on investments held in the trust account in the amount of $15,882, and a gain on expiration of over-allotment option liability of $17,404, offset in part by expensed offering costs of $1,323,595, operating and formation costs of $1,107,777 and franchise tax expense of $149,589.

The increase in operating and formation costs during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to the fact that the Company completed its Initial Public Offering in March 2021 and, therefore, did not incur the additional costs of being a public company during the entire prior year period. The increase in interest and dividend income in investments held in the trust account during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due an increase in interest rates.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $2,195,369, which was due to a gain on the change in fair value of warrant liabilities of $12,640,947, interest and dividend income on investments held in the trust account of $1,848,956, and a gain on the change in the fair value of convertible promissory note - related party of $179,700, offset in part by net income of $9,611,915, and net changes in working capital of $2,862,319, primarily due to an increase in accrued expenses.

For the nine months ended September 30, 2021, net cash used in operating activities was $1,319,138, which was due to a gain on the change in fair value of warrant liabilities of $19,920,494, a gain on the change in the fair value of the over-allotment option liability of $99,884, net changes in working capital of $61,772 primarily due to an increase in prepaid expenses, a gain on expiration of over-allotment liability of $17,404, and interest and dividend income on investments held in the trust account of $15,882, offset in part by net income of $17,472,703 and expensed offering costs of $1,323,595.

For the nine months ended September 30, 2022 net cash provided by in investing activities of $278,088 was the result of proceeds transferred from our Trust Account used to pay taxes.

For the nine months ended September 30, 2021, net cash used in investing activities of $463,932,990 was the result of the amount of net proceeds from our Initial Public Offering being deposited to the trust account.

For the nine months ended September 30, 2022 net cash provided by financing activities of $2,000,000 was solely comprised of $2,000,000 in proceeds from working capital loans from TAMCO.

Net cash provided by financing activities for the nine months ended September 30, 2021 of $465,437,231 was comprised of $454,654,330 in proceeds from the issuance of Units in the Initial Public Offering net of underwriter’s discount paid, $11,278,661 in proceeds from the issuance of warrants in a private placement to our Sponsor, proceeds from an advance from our Sponsor of $922,339 and proceeds from the issuance of a promissory note to our Sponsor of $165,058, offset by the repayment of an advance from our Sponsor of $922,339, payment of $488,260 for offering costs associated with the Initial Public Offering and repayment of the outstanding balance on the promissory note to our Sponsor of $172,558.

As of September 30, 2022 and December 31, 2021, we had cash of $205,873 and $123,154, respectively, held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We will have until March 4, 2023 to complete our initial business combination, which period (i) will be extended to June 4, 2023 if a letter of intent, agreement in principle or definitive agreement for our initial business combination (an “Agreement in Principle Event”) is in place as of March 4, 2023 or (ii) may be extended as a result of an amendment to our amended and restated certificate of incorporation (as so extended, the “Combination Period”). If our initial business combination is not consummated by the end of the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. Management plans to continue its efforts to consummate our initial business combination during the Combination Period.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 or December 31, 2021.

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

Financial Advisory Agreement

On August 9, 2021, we entered into an agreement with TAMCO, an affiliate of our sponsor, to provide strategic advice and assistance to us in connection with a business combination, including providing assistance in connection with the financing of the business combination. As consideration for the services to be rendered, we have agreed to pay TAMCO (a) a transaction fee equal to 50% of the aggregate merger & acquisition financial advisory fees paid or payable in connection with a business combination, payable at or promptly following the closing of a business combination and (b) a placement fee equal to 20% of the aggregate placement fees paid or payable in connection with any Private Investment in Public Equity financing raised as part of a business combination, payable at or promptly following the closing of a business combination. In addition to such fees, we will reimburse TAMCO for TAMCO’s reasonable, documented and customary out-of-pocket expenses (including reasonable legal and other professional fees, expenses and disbursements) incurred in connection with the services to be provided by TAMCO, up to an amount not to exceed $50,000. If we do not complete a business combination within the combination period, neither we nor TAMCO shall have any liability or continuing obligation to the other party except for any fees accrued and expenses incurred by TAMCO. There are no costs accrued under the advisory agreement as of September 30, 2022 and December 31, 2021.

Contingent Warrants

On July 12, 2021, our board of directors approved a contract to issue 100,000 warrants to a person affiliated with us. The warrant issuance is contingent upon our completion of a business combination. Accordingly, no expense has been recorded as of September 30, 2022 and December 31, 2021.

Working Capital Loan

On June 17, 2021, we entered into a $2,000,000 Working Capital Loan with TAMCO, an affiliate of the Sponsor. The Working Capital Loan bears no interest and is payable upon the consummation of the initial Business Combination or the winding up of the Company. The Working Capital Loan would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loan may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. If the Company completes a Business Combination, the Company would repay the Working Capital Loan out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loan would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. On January 6, 2022, February 16, 2022, April 6, 2022, May 4, 2022, July 19, 2022, and August 31, 2022 the Company drew $300,000, $200,000, $200,000, $200,000, $750,000, and $350,000 respectively, under the Working Capital Loan with TAMCO.

On October 4, 2022, the Company and TAMCO entered into an amendment to the Working Capital Loan (the “Loan Amendment”) in order to increase the aggregate principal amount of borrowings by the Company to an aggregate principal amount of up to $2,500,000. See Note 12 for additional details.

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

Recent Accounting Standards and Estimates

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for emerging growth companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the condensed financial statements for the three and nine months ended September 30, 2022 and 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2022 and December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds received into the trust account have been invested in cash since March 10, 2021. Due to the nature of the cash, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities during the three and nine months ended September 30, 2022 and 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness described below, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the prior restatement of our unaudited condensed financial statements, we have and plan to continue to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our unaudited condensed financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form 10-K as filed with the SEC on March 31, 2022, and on the Company’s June 30, 2022, Form 10-Q as filed the SEC on August 15, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as provided below, there have been no material changes to the risk factors disclosed in the Company’s annual report on Form 10-K as filed with the SEC on March 31, 2022, and on the Company’s June 30, 2022, Form 10-Q as filed the SEC on August 15, 2022.

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

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the trust account were invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act.

Further, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we have instructed the trustee with respect to the trust account to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our Business Combination or liquidation. As a result, following such liquidation, we have and will likely continue to receive minimal interest, if any, on the funds held in the Trust Account, which will reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The Initial Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 4, 2023 (or June 4, 2023 if an Agreement in Principle Event has occurred, or such other date to which the end of the Combination Period may have been extended ); and (iii) absent an initial business combination by March 4, 2023 (or June 4, 2023 if an Agreement in Principle Event has occurred, or such other date to which the end of the Combination Period may have been extended), our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company. Nevertheless, we have not entered into a definitive business combination agreement within 18 months after the effective date of our registration statement relating to the Initial Public Offering, and may not complete our Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be required to terminate our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire without value.

The geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets could materially adversely affect our search for a Business Combination

United States and global markets are experiencing volatility and disruption following the military invasion of Ukraine by Russia in February 2022. In response to such invasion, NATO deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the SWIFT payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. These actions have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination.

Recent increases in interest rates and/or inflation in the United States and elsewhere could make it more difficult for us to consummate a Business Combination.

Recent increases in interest rates and/or inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a Business Combination.

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities, hinder our ability to consummate an initial Business Combination, and decrease the amount of funds available for distribution to our stockholders in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations beginning in 2023, with certain exceptions and adjustments (the “Excise Tax”). For purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. Because we are a Delaware corporation and our securities trade on the New York Stock Exchange, we will likely be considered a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to our certificate of incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available. The Excise Tax may make a transaction with us less appealing to potential business combination targets, which may potentially hinder our ability to enter into and consummate an initial Business Combination. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation after December 31, 2022 is uncertain, and could impact the per-share amount that would otherwise be received by our stockholders in connection with our liquidation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Corrected Certificate of Second Amended and Restated Certificate of Incorporation of TCW Special Purpose Acquisition Corp., incorporated by reference to the Company’s Form 8-K filed with the SEC on September 1, 2022.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Amendment to the Letter Agreement, dated as of September 1, 2022, by and among the Company, the Sponsor and the Company’s officers and directors, incorporated by reference to the Company’s Form 8-K filed with the SEC on September 1, 2022.
10.2	Amendment to the Letter Agreement, dated as of September 1, 2022, by and between the Company and Brian Lee, incorporated by reference to the Company’s Form 8-K filed with the SEC on September 1, 2022.
10.3	Amendment to the Letter Agreement, dated as of September 1, 2022, by and between the Company and David Rye, incorporated by reference to the Company’s Form 8-K filed with the SEC on September 1, 2022.
10.4	Amendment to Investment Management Trust Agreement, dated as of September 1, 2022, incorporated by reference to the Company’s Form 8-K filed with the SEC on September 1, 2022.
101.INS	Inline XBRL Instance Document —the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCW Special Purpose Acquisition Corp.

Date: November 10, 2022	By:	/s/ Joseph R. Shaposhnik
		Name:	Joseph R. Shaposhnik
		Title:	Chief Executive Officer

Date: November 10, 2022	By:	/s/ Richard Villa
		Name:	Richard Villa
		Title:	Chief Financial Officer and Secretary